Form 10-Q
period 1993-03-31
CONAIR CORP/DE/NEW
filed 1994-05-13
CIK 769208

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    Form 10Q

                  QUARTER REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



 For the Quarter Ended    March 31, 1994       Commission File   1-8919


                               CONAIR CORPORATION
               (Exact name of registrant as specified on its charter)


          Delaware                                  11-1950030
(State or other jurisdiction of         (I.R.S. Identification Number)
 Incorporation or organization)

150 Milford Road, East Windsor, NJ                 08520
(Address of principal executive                  (Zip Code)
 offices)

Registrant's telephone number including area code    (609) 426-1300


                                 Not Applicable
         Former name, former address and former fiscal year, if changed since last year


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No

          Common Stock                       $100.00 par value

          Authorized Shares                         5,000

          Issued and Outstanding Shares
          as of April 29, 1994                      2,814






                      CONAIR CORPORATION AND SUBSIDIARIES


                                   I N D E X


                                                         PAGE NO.

PART I  FINANCIAL INFORMATION

     Item 1:  Financial Statements

              Consolidated Balance Sheets
                March 31, 1994 (Unaudited),
                December 31, 1993 and March 31,
                1993 (Unaudited)                           -1-

              Consolidated Statements of Operations
                Three months ended March 31, 1994
                and 1993 (Unaudited)                       -2-

              Consolidated Statements of Cash Flows
                Three months ended March 31, 1994
                and 1993 (Unaudited)                       -3-

              Notes to Consolidated Financial
                Statements (Unaudited)                     -4-

     Item 2:  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                              -5-

PART II  OTHER INFORMATION

     Item 6:  Exhibits and Reports on Form 8-K             -7-























                      CONAIR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except number of shares)
                         ASSETS
                                           3/31/94     12/31/93    3/31/93
CURRENT ASSETS                           (Unaudited)     Note    (Unaudited)
  Cash, including cash equivalents
   of $3,687, $4,096 and $3,045,
   respectively........................   $  4,546    $ 15,856     $ 4,805
  Accounts receivable, net of allowance
   for doubtful accounts of $1,416,
   $1,337 and $1,375, respectively.....     62,845      70,244      59,192
  Inventories (Note 2).................    105,788      85,416      94,184
  Prepaid expenses.....................      1,298       1,753       2,475
  Deferred income taxes................      2,885       2,885       3,213
                                           177,362     176,154     163,869

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Net of accum. depreciation & amort...     64,669      44,685      43,933

INVESTMENTS AND OTHER ASSETS
  Investments in affiliated companies..      1,026       1,141         995
  Excess of cost over net assets of
   acquired companies..................     73,196      73,829      75,728
  Deferred expenses and other assets...     13,693      14,309      14,043
                                            87,915      89,279      90,766
                                          $329,946    $310,118    $298,568

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other current
   liabilities.........................   $ 48,107    $ 41,014    $ 39,558
  Income taxes.........................      4,079       6,756       3,557
  Current portion of long-term debt....      3,625       3,625       1,407
  Notes payable........................         -           -       11,000
                                            55,811      51,395      55,522
OTHER LIABILITIES
  Long-term debt.......................    101,115      87,575      80,018
  Deferred income taxes................     19,860      19,511      17,172
                                           120,975     107,086      97,190
STOCKHOLDERS' EQUITY
  Convertible preferred stock,
   $1.00 par value:                              5           5           5
     Authorized 10,000 shares
      Issued and outstanding - 5,000 shares
  Common stock, $100 par value:
   Authorized - 3,000 shares
    Issued and outstanding - 2,814 shares      281         281         281
  Reduction for ESOP loan guarantee...      (5,000)     (5,000)         -
  Additional paid-in capital...........      7,633       7,633       7,633
  Cumulative translation adjustments...        130         129         214
  Retained earnings....................    150,111     148,589     137,723
                                           153,160     151,637     145,856
                                          $329,946    $310,118    $298,568

NOTE: The balance sheet at December 31, 1993, has been taken from the audited financial statements at that date.
                      CONAIR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   Three months ended March 31, 1994 and 1993
                                 (in thousands)



                                                   1994           1993

NET SALES...............................         $95,575        $83,987

COSTS AND EXPENSES:
  Cost of goods sold....................          63,761         55,293
  Selling, general and
   administrative.......................          27,401         25,021
                                                  91,162         80,314

INCOME FROM OPERATIONS .................           4,413          3,673

INTEREST:
  Interest expense......................           1,598          1,846
  Interest income.......................             (51)           (25)
                                                   1,547          1,821

INCOME BEFORE INCOME TAXES                         2,866          1,852
  Income tax provision..................           1,263            945

NET INCOME .............................         $ 1,603        $   907



























                      CONAIR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)
                                               Three months ended March 31,
                                                   1994               1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .................................   $ 1,603            $   907
 Adjustments to reconcile net income
 to net cash used in operating
 activities:
  Depreciation...............................     1,655              1,551
  Amortization of goodwill...................       633                633
  Amortization of deferred expenses and other
   assets....................................       616                548
  Deferred income taxes......................       349                409
  Tax benefit on dividends paid to ESOP......        44                 -
  Other, net.................................       116                 70
  Changes in operating assets and liabilities:
   Accounts receivable.......................     7,399             (1,130)
   Inventories...............................   (20,372)           (15,640)
   Prepaid expenses..........................       455                112
   Accounts payable and other
    current liabilities......................     7,093              4,946
   Income taxes..............................    (2,677)              (451)
Net cash used in operating activities........    (3,086)            (8,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.   (21,639)            (1,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt................       -               11,000
  Increase in long-term debt.................    20,000              2,500
  Reduction of long-term debt................    (6,460)           (18,133)
  Dividends .................................      (125)              (125)
                                                 13,415             (4,758)

DECREASE IN CASH AND CASH EQUIVALENTS........   (11,310)           (14,749)

CASH AND CASH EQUIVALENTS,
  January 1,.................................    15,856             19,554

CASH AND CASH EQUIVALENTS,
  March 31,..................................   $ 4,546            $ 4,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the quarter for:
   Interest..................................   $ 1,417            $ 1,482

   Income taxes..............................   $ 3,547            $   987






                       CONAIR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  FINANCIAL STATEMENTS

The accompanying financial information is submitted in response to the requirements of Form 10Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Therefore, they do not include all disclosures which might be associated with such financial statements. In the opinion of management, this includes all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. March 31, 1993 financial statements have been reclassified to conform to current presentation.

2.  INVENTORIES

Inventories are summarized as follows:

                                        March 31,    Dec. 31,    March 31,
                                          1994         1993        1993

  Components and raw materials         $ 12,676      $11,441      $14,768
  Finished goods                         93,112       73,975       79,416
                                       $105,788      $85,416      $94,184

3.  PURCHASE OF BUILDING

On March 15, 1994, the Company acquired its Stamford, Connecticut executive office facility from Leandro P. Rizzuto, President and sole common stockholder of the Company. The purchase price of $20,000,000 was determined based on an independent appraisal. A ten-year unsecured loan in the amount of $20,000,000 was obtained by the Company on the above date to finance this transaction. The interest rate on this new loan is 7%. Principal repayments on this loan begin on June 1, 1996 with the payment of $625,000 and variable sums are due semi-annually on June 1 and December 1 until a final payment of $4,000,000 at maturity on February 28, 2004. The Company leased back to Leandro P. Rizzuto a portion of the facility for a period of 99 years subject to the Company's option, for a period of 10 years, to buy back the lease rights. The option price for the Company to repurchase the lease rights is $4,000,000 for the first five years, escalating to $6,400,000 million over the remaining five years. The initial option price was determined based on an independent appraisal.











                      CONAIR CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


SALES

Net sales for the quarter ended March 31, 1994 increased 13.8% over the comparable period in 1993. The increase resulted primarily from an increase in sales of Consumer Electronics, due to sales of Southwestern Bell and Freedom Phone products which were not sold in the first quarter of 1993. Increases in the sales of Consumer Toiletries and Cuisinarts products were offset by a decline in the sales of Consumer Appliances.

GROSS MARGINS

Gross margins in the first quarter of 1994 were 33.3% of net sales as compared to 34.2% for the comparable period in 1993. The variance in gross margins is primarily due to product mix.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses in the first quarter of 1994 were 28.7% of net sales as compared to 29.8% for the comparable period in 1993. The decline resulted from the fixed and semi-variable nature of certain costs in this category.


INTEREST

Interest expense has decreased from the same period last year due to a reduction of average borrowings.

INCOME TAXES

The effective income tax rate varied for the first quarter of 1994 as compared to the same period in 1993. This was primarily due to the amortization of the excess cost of investments over net assets acquired, not deductible for tax purposes.















                      CONAIR CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital was $121,551,000 at March 31, 1994 and the current ratio was 3.2 to 1. The Company's cash balance was $4,546,000, long-term debt was $101,115,000 and there were no short-term borrowings at March 31, 1994.

The Company believes its capital resources are adequate to finance normal growth and service the Company's debt obligations. At March 31, 1994, the Company had lines of credit with banks in the United States and abroad aggregating $64,400,000.

On March 15, 1994, the Company acquired its Stamford, Connecticut executive office facility from Leandro P. Rizzuto, President and sole common stockholder of the Company. The purchase price of $20,000,000 was determined based on an independent appraisal. A ten-year unsecured loan in the amount of $20,000,000 was obtained by the Company on the above date to finance this transaction. The interest rate on this new loan is 7%. Principal repayments on this loan begin on June 1, 1996 with the payment of $625,000 and variable sums are due semi-annually on June 1 and December 1 until a final payment of $4,000,000 at maturity on February 28, 2004. The Company leased back to Leandro P. Rizzuto a portion of the facility for a period of 99 years subject to the Company's option, for a period of 10 years, to buy back the lease rights. The option price for the Company to repurchase the lease rights is $4,000,000 for the first five years, escalating to $6,400,000 million over the remaining five years. The initial option price was determined based on an independent appraisal.























                      CONAIR CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION




Item 6:  Exhibits and Reports on Form 8-K


(b) The company was not required to file reports on Form 8-K during the quarter ended March 31, 1994.















































                      CONAIR CORPORATION AND SUBSIDIARIES


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              CONAIR CORPORATION
                                                 (Registrant)




                                        /s/  Leandro P. Rizzuto
          (Date)                        By:  Leandro P. Rizzuto
                                             Chairman of the Board
                                             and President




                                        /s/  Patrick P. Yannotta
          (Date)                        By:  Patrick P. Yannotta
                                             Senior Vice President - Finance




                                        /s/  James A. Porcelli
          (Date)                        By:  James A. Porcelli
                                             Corporate Controller