Form 10-Q
period 1994-03-31
CONAIR CORP/DE/NEW
filed 1994-08-11
CIK 769208

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    Form 10Q

                  QUARTER REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



 For the Quarter Ended     June 30, 1994       Commission File   1-8919


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

                           Yes  X    No


          Common Stock                       $100.00 par value

          Authorized Shares                         5,000

          Issued and Outstanding Shares
          as of July 29, 1994                      2,814




                      CONAIR CORPORATION AND SUBSIDIARIES


                                   I N D E X


                                                         PAGE NO.

PART I  FINANCIAL INFORMATION

     Item 1:  Financial Statements

              Consolidated Balance Sheets
                June 30, 1994 (Unaudited),
                December 31, 1993 and June 30,
                1993 (Unaudited)                           -1-

              Consolidated Statements of Operations
                Three months ended June 30, 1994
                and 1993 (Unaudited)                       -2-

              Consolidated Statements of Operations
                Six months ended June 30, 1994
                and 1993 (Unaudited)                       -3-

              Consolidated Statements of Cash Flows
                Six months ended June 30, 1994
                and 1993 (Unaudited)                       -4-

              Notes to Consolidated Financial
                Statements (Unaudited)                     -5-

     Item 2:  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                              -6-

PART II  OTHER INFORMATION

     Item 6:  Exhibits and Reports on Form 8-K             -8-



















                      CONAIR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except number of shares)
                         ASSETS
                                           6/30/94     12/31/93    6/30/93
CURRENT ASSETS                           (Unaudited)     Note    (Unaudited)
  Cash, including cash equivalents
   of $1,750, $4,096 and $2,882,
   respectively........................   $  8,671    $ 15,856     $ 4,583
  Accounts receivable, net of allowance
   for doubtful accounts of $1,449,
   $1,337 and $1,328, respectively.....     75,153      70,244      59,880
  Inventories (Note 2).................    111,005      85,416     101,344
  Prepaid expenses.....................      1,148       1,753       2,096
  Deferred income taxes................      2,850       2,885       3,213
                                           198,827     176,154     171,116
PROPERTY, PLANT AND EQUIPMENT - AT COST
  Net of accum. depreciation & amort...     64,528      44,685      44,289

INVESTMENTS AND OTHER ASSETS
  Investments in affiliated companies..      1,068       1,141       1,016
  Excess of cost over net assets of
   acquired companies..................     72,563      73,829      75,095
  Deferred expenses and other assets...     13,207      14,309      13,593
                                            86,838      89,279      89,704
                                          $350,193    $310,118    $305,109

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other current
   liabilities.........................   $ 49,753    $ 41,014    $ 40,275
  Income taxes.........................      5,714       6,756       4,231
  Current portion of long-term debt....      3,625       3,625       2,063
  Notes payable........................     14,000          -       15,000

                                            73,092      51,395      61,569
OTHER LIABILITIES
  Long-term debt.......................     99,999      87,575      79,099
  Deferred income taxes................     20,423      19,511      17,601
                                           120,422     107,086      96,700
STOCKHOLDERS' EQUITY
  Convertible preferred stock,
   $1.00 par value:                              5           5           5
     Authorized 10,000 shares
      Issued and outstanding - 5,000 shares
  Common stock, $100 par value:
   Authorized - 5,000 shares
    Issued and outstanding - 2,814 shares      281         281         281
  Reduction for ESOP loan guarantee...      (5,000)     (5,000)         -
  Additional paid-in capital...........      7,633       7,633       7,633
  Cumulative translation adjustments...         96         129         110
  Retained earnings....................    153,664     148,589     138,811
                                           156,679     151,637     146,840
                                          $350,193    $310,118    $305,109

NOTE: The balance sheet at December 31, 1993, has been taken from the audited financial statements at that date.

                      CONAIR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   Three months ended June 30, 1994 and 1993
                                 (in thousands)



                                                   1994           1993


NET SALES...............................        $117,060        $93,472

COSTS AND EXPENSES:
  Cost of goods sold....................          79,506         62,977
  Selling, general and
   administrative.......................          29,500         26,448
                                                 109,006         89,425

INCOME FROM OPERATIONS .................           8,054          4,047

INTEREST:
  Interest expense......................           2,017          1,748
  Interest income.......................             (15)           (18)

                                                   2,002          1,730

INCOME BEFORE INCOME TAXES                         6,052          2,317
  Income tax provision..................           2,418          1,104

NET INCOME .............................         $ 3,634        $ 1,213



























                      CONAIR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    Six months ended June 30, 1994 and 1993
                                 (in thousands)



                                                   1994           1993


NET SALES...............................        $212,635       $177,459

COSTS AND EXPENSES:
  Cost of goods sold....................         143,267        118,270
  Selling, general and
   administrative.......................          56,901         51,469
                                                 200,168        169,739

INCOME FROM OPERATIONS .................          12,467          7,720

INTEREST:
  Interest expense......................           3,615          3,594
  Interest income.......................             (66)           (43)

                                                   3,549          3,551

INCOME BEFORE INCOME TAXES                         8,918          4,169
  Income tax provision..................           3,681          2,049

NET INCOME .............................         $ 5,237        $ 2,120



























                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)
                                                 Six months ended June 30,
                                                   1994               1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .................................   $ 5,237            $ 2,120
 Adjustments to reconcile net income
 to net cash used in operating
 activities:
  Depreciation...............................     3,475              3,200
  Amortization of goodwill...................     1,266              1,266
  Amortization of deferred expenses and other
   assets....................................     1,102                998
  Deferred income taxes......................       912                887
  Tax benefit on dividends paid to ESOP......        88                 -
  Other, net.................................        40                (55)
  Changes in operating assets and liabilities:
   Accounts receivable.......................    (4,909)            (1,818)
   Inventories...............................   (25,589)           (22,800)
   Prepaid expenses..........................       605                491
   Accounts payable and other
    current liabilities......................     8,739              5,663
   Income taxes..............................    (1,007)               174
Net cash used in operating activities........   (10,041)            (9,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.   (23,318)            (3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt................    14,000             15,000
  Increase in long-term debt.................    20,000              2,500
  Reduction of long-term debt................    (7,576)           (18,396)
  Dividends .................................      (250)              (250)

                                                 26,174             (1,146)

DECREASE IN CASH AND CASH EQUIVALENTS........   ( 7,185)           (14,971)

CASH AND CASH EQUIVALENTS,
  January 1,.................................    15,856             19,554

CASH AND CASH EQUIVALENTS,
  June 30....................................   $ 8,671            $ 4,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the six months for:
   Interest..................................   $ 3,678            $ 3,717

   Income taxes..............................   $ 3,688            $   988






                       CONAIR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  FINANCIAL STATEMENTS

The accompanying financial information is submitted in response to the requirements of Form 10Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Therefore, they do not include all disclosures which might be associated with such financial statements. In the opinion of management, this includes all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. June 30, 1993 financial statements have been reclassified to conform to current presentation.

2.  INVENTORIES

Inventories are summarized as follows:

                                        June 30,     Dec. 31,    June 30,
                                          1994         1993        1993


  Components and raw materials         $ 14,948      $11,441     $ 13,994
  Finished goods                         96,057       73,975       87,350
                                       $111,005      $85,416     $101,344


3.  PURCHASE OF BUILDING

On March 15, 1994, the Company acquired its Stamford, Connecticut executive office facility from Leandro P. Rizzuto, President and sole common stockholder of the Company. The purchase price of $20,000,000 was determined based on an independent appraisal. A ten-year unsecured loan in the amount of $20,000,000 was obtained by the Company on the above date to finance this transaction. The interest rate on this new loan is 7%. Principal repayments on this loan begin on June 1, 1996 with the payment of $625,000 and variable sums are due semi-annually on June 1 and December 1 until a final payment of $4,000,000 at maturity on February 28, 2004. The Company leased back to Leandro P. Rizzuto a portion of the facility for a period of 99 years subject to the Company's option, for a period of 10 years, to buy back the lease rights. The option price for the Company to repurchase the lease rights is $4,000,000 for the first five years, escalating to $6,400,000 over the remaining five years. The initial option price was determined based on an independent appraisal.













                      CONAIR CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


SALES

Net sales for the second quarter and first half of 1994 increased 25.2% and 19.8%, respectively over the comparable periods in 1993. The increases in the second quarter and the first half of 1994 were primarily due to increases in most product categories as well as the sales of Southwestern Bell Freedom Phone Products which were not sold during the first quarter of 1993.

GROSS MARGINS

Gross margins in the second quarter and first half of 1994 were 32.1% and 32.6% of net sales, respectively. Gross margins for the second quarter and first half of 1993 were 32.6% and 33.4% of net sales, respectively. The variances in gross margins are primarily due to product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses in the second quarter and first half of 1994 were 25.2% and 26.8% of net sales, respectively. Selling general and administrative expenses in the second quarter and first half of 1993 were 28.3% and 29.0% of net sales, respectively. The declines resulted from the fixed and semi-variable nature of certain costs in this category.

INTEREST

Interest expense has increased in the second quarter of 1994 as compared to the same period last year due to an increase in the Company's long-term debt.


INCOME TAXES

The effective income tax rate varied in the second quarter and first half of 1994 as compared to the same period in 1993. This was primarily due to the amortization of the excess cost of investments over net assets acquired, not deductible for tax purposes.















                      CONAIR CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital was $125,735,000 at June 30, 1994 and the current ratio was 2.7 to 1. The Company's cash balance was $8,671,000, short-term borrowings were $14,000,000 and long term debt was $99,999,000 at June 30, 1994.

The Company believes its capital resources are adequate to finance normal growth and service the Company's debt obligations. At June 30, 1994, the Company had short term lines of credit with banks in the United States and abroad aggregating $89,400,000, which includes $25,000,000 available for the period June 1 to November 30 to finance its seasonal business needs.

On March 15, 1994, the Company acquired its Stamford, Connecticut executive office facility from Leandro P. Rizzuto, President and sole common stockholder of the Company. The purchase price of $20,000,000 was determined based on an independent appraisal. A ten-year unsecured loan in the amount of $20,000,000 was obtained by the Company on the above date to finance this transaction. The interest rate on this new loan is 7%. Principal repayments on this loan begin on June 1, 1996 with the payment of $625,000 and variable sums are due semi-annually on June 1 and December 1 until a final payment of $4,000,000 at maturity on February 28, 2004. The Company leased back to Leandro P. Rizzuto a portion of the facility for a period of 99 years subject to the Company's option, for a period of 10 years, to buy back the lease rights. The option price for the Company to repurchase the lease rights is $4,000,000 for the first five years, escalating to $6,400,000 over the remaining five years. The initial option price was determined based on an independent appraisal.























                      CONAIR CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION




Item 6:  Exhibits and Reports on Form 8-K


(b) The company was not required to file reports on Form 8-K during the quarter ended June 30, 1994.















































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