Form 10-Q
period 1994-09-30
CONAIR CORP/DE/NEW
filed 1994-11-14
CIK 769208

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    Form 10Q

                  QUARTER REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



 For the Quarter Ended September 30, 1994      Commission File   1-8919


                               CONAIR CORPORATION

               (Exact name of registrant as specified on its charter)


          Delaware                                  11-1950030

(State or other jurisdiction of         (I.R.S. Identification Number)
 Incorporation or organization)

150 Milford Road, East Windsor, NJ                 08520

(Address of principal executive                  (Zip Code)
 offices)

Registrant's telephone number including area code    (609) 426-1300


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

                             Yes  X     No


          Common Stock                       $100.00 par value

          Authorized Shares                         5,000

          Issued and Outstanding Shares
          as of October 31, 1994                    2,814









                      CONAIR CORPORATION AND SUBSIDIARIES


                                   I N D E X


                                                           PAGE NO.

PART I  FINANCIAL INFORMATION

     Item 1:  Financial Statements

              Consolidated Balance Sheets
                September 30, 1994 (Unaudited),
                December 31, 1993 and September 30,
                1993 (Unaudited)                             -1-

              Consolidated Statements of Operations
                Three months ended September 30, 1994
                and 1993 (Unaudited)                         -2-

              Consolidated Statements of Operations
                Nine months ended September 30, 1994
                and 1993 (Unaudited)                         -3-

              Consolidated Statements of Cash Flows
                Nine months ended September 30, 1994
                and 1993 (Unaudited)                         -4-

              Notes to Consolidated Financial
                Statements (Unaudited)                       -5-

     Item 2:  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                -6-

PART II  OTHER INFORMATION

     Item 6:  Exhibits and Reports on Form 8K                -8-


















                      CONAIR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except number of shares)
                          ASSETS
                                           9/30/94     12/31/93    9/30/93
CURRENT ASSETS                           (Unaudited)     Note    (Unaudited)
  Cash, including cash equivalents
   of $5,134, $4,096 and $3,801,
   respectively.......................... $ 11,673    $ 15,856    $  9,475
  Accounts receivable, net of allowance
   for doubtful accounts of $1,417,
   $1,337 and $1,493, respectively.......  101,915      70,244      88,514
  Inventories (Note 2)...................  134,375      85,416     105,609
  Prepaid expenses.......................    1,241       1,753       2,497
  Deferred income taxes..................    2,850       2,885       3,213
                                           252,054     176,154     209,308
PROPERTY, PLANT AND EQUIPMENT - AT COST
  Net of accum. depreciation & amort.....   64,599      44,685      44,350

INVESTMENTS AND OTHER ASSETS
  Investments in affiliated companies....      444       1,141       1,039
  Excess of cost over net assets of
   acquired companies....................   71,163      73,829      74,462
  Deferred expenses and other assets.....   12,769      14,309      13,670
                                            84,376      89,279      89,171
                                          $401,029    $310,118    $342,829


                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other current
   liabilities........................... $ 71,561    $ 41,014    $ 51,746
  Income taxes...........................    9,549       6,756       6,808
  Current portion of long-term debt......    3,625       3,625       2,063
  Notes payable..........................   32,000         -        25,000
                                           116,735      51,395      85,617
OTHER LIABILITIES
  Long-term debt.........................   99,541      87,575      92,844
  Deferred income taxes..................   20,977      19,511      18,041
                                           120,518     107,086     110,885
STOCKHOLDERS' EQUITY
  Convertible preferred stock,
  $1.00 par value:                               5           5           5
   Authorized 10,000 shares
   Issued and outstanding - 5,000 shares
  Common stock, $100 par value:
   Authorized - 5,000 shares
    Issued and outstanding - 2,814 shares      281         281         281
  Reduction for ESOP loan guarantee......   (5,000)     (5,000)     (5,000)
  Additional paid-in capital.............    7,633       7,633       7,633
  Cumulative translation adjustments.....       72         129         123
  Retained earnings......................  160,785     148,589     143,285
                                           163,776     151,637     146,327
                                          $401,029    $310,118    $342,829

NOTE: The balance sheet at December 31, 1993, has been taken from the audited financial statements at that date.



                      CONAIR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 Three months ended September 30, 1994 and 1993
                                 (in thousands)



                                                  1994           1993


NET SALES...............................        $157,197       $132,108

COSTS AND EXPENSES:
  Cost of goods sold....................         108,813         90,686
  Selling, general and
   administrative.......................          34,438         31,758
                                                 143,251        122,444

INCOME BEFORE INTEREST..................          13,946          9,664

INTEREST:
  Interest expense......................           2,201          1,967
  Interest income.......................             (53)           (21)
                                                   2,148          1,946

INCOME BEFORE INCOME TAXES..............          11,798          7,718
  Income tax provision..................           4,395          3,163

NET INCOME .............................        $  7,403       $  4,555






























                      CONAIR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 Nine months ended September 30, 1994 and 1993
                                 (in thousands)



                                                   1994           1993


NET SALES...............................        $369,832       $309,567

COSTS AND EXPENSES:
  Cost of goods sold....................         252,080        208,956
  Selling, general and
   administrative.......................          91,339         83,227
                                                 343,419        292,183

INCOME BEFORE INTEREST..................          26,413         17,384

INTEREST:
  Interest expense......................           5,816          5,561
  Interest income.......................            (119)           (64)
                                                   5,697          5,497

INCOME BEFORE INCOME TAXES..............          20,716         11,887
  Income tax provision..................           8,076          5,212

NET INCOME..............................        $ 12,640       $  6,675






























                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)
                                               Nine months ended September 30,
                                                   1994               1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .................................  $ 12,640           $  6,675
 Adjustments to reconcile net income
 to net cash used in operating
 activities:
  Depreciation...............................     5,324              4,893
  Amortization of goodwill...................     1,869              1,899
  Amortization of deferred expenses and other
  assets.....................................     1,540                921
  Undistributed earnings of affiliates.......      (431)               (18)
  Deferred income taxes......................     1,501              1,343
  Tax benefit on dividends paid to ESOP......       131                -
  Other......................................       (57)               (47)
  Changes in operating assets and liabilities:
   Accounts receivable.......................   (31,671)           (30,452)
   Inventories...............................   (48,959)           (27,065)
   Prepaid expenses..........................       512                 90
   Accounts payable and other
   current liabilities.......................    30,547             17,134
   Income taxes..............................     2,793              2,779
Net cash used in operating activities........   (24,261)           (21,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment..   (25,238)            (5,705)
 Investment in joint venture.................      (575)
 Net proceeds from sale of affiliate.........     2,500
                                                (23,313)            (5,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term debt.................    32,000             25,000
 Increase in long-term debt..................    20,000             11,500
 Reduction of long-term debt.................    (8,034)           (18,651)
 Dividends ..................................      (575)              (375)
                                                 43,391             17,474

DECREASE IN CASH AND CASH EQUIVALENTS........    (4,183)           (10,079)

CASH AND CASH EQUIVALENTS,
  January 1,.................................    15,856             19,554

CASH AND CASH EQUIVALENTS,
  September 30...............................  $ 11,673           $  9,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the nine months for:
  Interest...................................  $  5,842           $  5,264

  Income taxes...............................  $  3,651           $  1,090




                       CONAIR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  FINANCIAL STATEMENTS

The accompanying financial information is submitted in response to the requirements of Form 10Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Therefore, they do not include all disclosures which might be associated with such financial statements. In the opinion of management, this includes all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. September 30, 1993 financial statements have been reclassified to conform to current presentation.

2.  INVENTORIES

Inventories are summarized as follows:

                                        Sept. 30,    Dec. 31,    Sept. 30,
                                          1994         1993        1993


  Components and raw materials         $ 16,196      $11,441     $ 14,053
  Finished goods                        118,179       73,975       91,556
                                       $134,375      $85,416     $105,609


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

4.  INVESTMENT IN AFFILIATED COMPANIES

On July 1, 1994, the Company purchased from Leandro P. Rizzuto, President and sole stockholder of the Company, his 50% interest in Rusk, Inc. at his cost of $575,000. This investment is accounted for under the equity method. Rusk, Inc. is a marketer of upscale, professional only hair care products.

On August 16, 1994, the Company sold its 50% interest in Farouk Systems, Inc. and Farouk International for $2,500,000 in cash. This investment was accounted for under the equity method and the gain on the sale of this investment was not material.


                      CONAIR CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS


SALES

Net sales in the third quarter and first nine months of 1994 increased 19% and 19.5%, respectively over the comparable periods in 1993. The increases in the third quarter and the first nine months of 1994 were primarily due to increases in most product categories as well as the sales of Southwestern Bell Freedom Phone Products which were not sold during the first quarter of 1993.


GROSS MARGINS

Gross margins for the third quarter and first nine months of 1994 were 30.8% and 31.8% of net sales, respectively. Gross margins for the third quarter and first nine months of 1993 were 31.3% and 32.5% of net sales, respectively. The variances in gross margins are primarily due to product mix.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses in the third quarter and first nine months of 1994 were 21.9% and 24.7% of net sales, respectively. Selling, general and administrative expenses in the third quarter and first nine months of 1993 were 24.0% and 26.9% of net sales, respectively. The declines resulted from the fixed and semi-variable nature of certain costs in this category.


INTEREST

Interest expense has increased as compared to the same periods last year due to an increase in the Company's long-term debt.


INCOME TAXES

The effective income tax rate varied in the third quarter and first nine months of 1994 as compared to the same periods in 1993 primarily due to the amortization of the excess cost of investments over net assets acquired, not deductible for tax purposes.












                      CONAIR CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital was $135,319,000 at September 30, 1994 and the current ratio was 2.2 to 1. The Company's cash balance was $11,673,000, short-term borrowings were $32,000,000 and long-term debt was $99,541,000 at September 30, 1994.

The Company believes its capital resources are adequate to finance normal growth and service the Company's debt obligations. At September 30, 1994, the Company had short-term lines of credit with banks in the United States and abroad aggregating $89,400,000, which includes $25,000,000 available for the period June 1 to November 30 to finance its seasonal business needs.

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
























                      CONAIR CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION




Item 6:  Exhibits and Reports on Form 8K


(b) The Company was not required to file reports on Form 8K during the quarter ended September 30, 1994.
















































                      CONAIR CORPORATION AND SUBSIDIARIES


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              CONAIR CORPORATION
                                                 (Registrant)




    November 11, 1994                   /s/  Leandro P. Rizzuto

          (Date)                        By:  Leandro P. Rizzuto
                                             Chairman of the Board
                                             and President




    November 11, 1994                   /s/  Patrick P. Yannotta

          (Date)                        By:  Patrick P. Yannotta
                                             Sr. Vice President-Finance




    November 11, 1994                   /s/  James A. Porcelli

          (Date)                        By:  James A. Porcelli
                                             Corporate Controller