Form 10-Q/A
period 1994-09-30
CONAIR CORP/DE/NEW
filed 1995-01-10
CIK 769208

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    Form 10Q-A

                  QUARTER REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   THIS IS AN AMENDMENT TO INCLUDE FINANCIAL DATA SCHEDULE

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




    January 9, 1995                   /s/  Leandro P. Rizzuto

          (Date)                        By:  Leandro P. Rizzuto
                                             Chairman of the Board
                                             and President




    January 9, 1995                   /s/  Patrick P. Yannotta

          (Date)                        By:  Patrick P. Yannotta
                                             Sr. Vice President-Finance




    January 9, 1995                   /s/  James A. Porcelli

          (Date)                        By:  James A. Porcelli
                                             Corporate Controller