Form 10-K
CONAIR CORP/DE/NEW
filed 1995-03-30
CIK 769208

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10 K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File Number
    December 31, 1994                                      1 8919

                            CONAIR CORPORATION
          (Exact name of registrant as specified in its charter)


        Delaware                                         11 1950030
 (State or other                                      (I.R.S.  Employer
jurisdiction of incorporation                        Identification No.)
or organization)

          150 Milford Road
          East Windsor, N.J.                                  08520
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (609) 426 1300

Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange
Title of each class                                  on which registered

Serial Zero Coupon Senior Notes                  American Stock Exchange
         Due 1995

Securities registered pursuant to Section 12 (g) of the Act:

                                   NONE
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X       NO

As of February 28, 1995, 2,814 shares of common stock were outstanding. Such shares were held by one person and are not publicly traded.

                      Documents Incorporated by Reference

                                     NONE





                                  PART I
                    Conair Corporation and Subsidiaries
Item 1:  Business

(a) General

Conair Corporation ("the Company") operates in one industry segment and is engaged in the development, manufacturing and marketing of personal care and beauty aid products and consumer electronic and kitchen appliances. The Company is a leading manufacturer and distributor of nationally branded personal care small appliances and manufactures and markets various liquid hair care products to both the consumer and beauty professional.

On June 20, 1985, the shareholders of Conair Corporation ("Conair") approved an Agreement and Plan of Merger which provided for the acquisition of Conair by Conair Acquisition Corporation ("Acquisition"), a company wholly owned by Leandro P. Rizzuto, and the merger of Acquisition into Conair, whereby Conair remained the surviving legal entity. In connection with such merger, Conair's outstanding common stock was retired and each stockholder became entitled to receive $24.70 in cash for each share of common stock held. A public offering by Acquisition of debt securities of approximately $190,000,000, which was primarily used to finance such merger, was also consummated on June 20, 1985. At
December 31, 1994, all of this publicly traded debt was either redeemed, repurchased or defeased.

On September 2, 1988, the Company completed the sale, effective August 31, 1988, of its wholly-owned subsidiary, Zotos International, Inc. ("Zotos"), for an aggregate cash consideration of $329,000,000 plus the adjusted pre-tax earnings of Zotos for the eight months ended August 31, 1988.

On December 27, 1989, the Company, through its wholly owned subsidiary Cair Acquisition, Inc., acquired certain net assets of Cuisinarts, Inc., a leading marketer of food processors and professional quality cookware for $17,119,000 in cash plus certain closing adjustments and expenses.

On March 16, 1993, the Company signed a Licensing and Distribution Agreement with Southwestern Bell Telecommunications, Inc. This agreement, subject to the achievement of certain minimum sales levels, covers a twenty-five year period during which Conair has the right to market one and two-line residential telephones in the U.S. under the BELL logo, the Southwestern Bell name and the FREEDOM PHONE trademark.

On February 18, 1995, the Company acquired 100% of the common stock of Babyliss, S.A. ("Babyliss") for cash. Babyliss is a manufacturer and marketer of personal care appliance products principally in France, the United Kingdom, Germany, Belgium, the Netherlands and Spain. Through its distributors Babyliss products are also marketed in Scandinavia and several non-European markets including North America, Africa and East Asia.

(b) Financial Information about Industry Segment

Financial information relating to international operations is set forth in
Note 12 (International Operations) of the Notes to the Consolidated Financial Statements on page 28 herein.

In 1994, sales to two customers each accounted for in excess of 10% of consolidated revenues.
(c) Description of Business

Products

The following is a brief description of the principal products sold by the Company's product groups:

Personal Care Appliances. The Company is a leading marketer of personal care appliances. The principal product is hair dryers, of which the Company has been the number one seller in the United States for many years. Other products include curling irons, curling brushes, hair-setters, body massagers, lighted make-up mirrors, heating pads, men's grooming appliances and hair trimmers. Products are principally marketed under the CONAIR brand name; however, the Company also produces private label appliances for major retail chains. In 1993, the Company acquired, pursuant to a long-term license agreement, exclusive rights to market and distribute products in Western Europe, Scandinavia and Mexico under the REVLON brand name. In 1994, the Company acquired, pursuant to a long-term license agreement, exclusive rights to market and distribute products in the Asia Pacific region under the VIDAL SASSOON brand name. In 1995, the Company acquired 100% of the common stock of Babyliss. Babyliss manufactures and markets personal care appliances principally in Europe.

Consumer Electronics. In 1983, the Company commenced selling a line of consumer telephones under the CONAIRPHONE brand name. The principal products are standard or basic telephones. Other products include telephone answering devices and cordless telephones. As a result of a Licensing and Distribution Agreement signed on March 16, 1993 between the Company and Southwestern Bell Telecommunications, Inc., the Company expanded its consumer telephone business. The agreement provides Conair with an exclusive license to market one and two-line residential telephones - including cordless telephones, answering machines and caller ID devices - to be sold to U.S. retailers. The Company markets telephones under the CONAIRPHONE name as well as the BELL logo, the Southwestern Bell name and the FREEDOM PHONE trademark.

Cuisinart Appliances. In 1989, the Company acquired certain assets of Cuisinart, Inc., including the CUISINART brand name. Cuisinart is sold mainly in department stores and specialty stores and its product line consists of food processors, stainless steel cookware, accessories and other kitchen appliances such as pasta makers, hand mixers, chopper/grinders, toasters, blenders and coffee makers.

Consumer Toiletries and Professional Salon Products. The Company manufactures and markets consumer toiletries, principally under the JHERI REDDING and CONAIR brand names, including shampoos, conditioners and hair treatments, and styling aids such as gels and mousses. The Company also markets hair brushes under the CONAIR brand name and produces private label toiletries products.

The Company is a leading innovator and manufacturer of high quality products designed to meet the needs of beauty professionals. Hair dryers, curling irons, brushes, shampoos, conditioners, hair sprays, tipping caps, permanent waves, perm rods and shears are some of the products marketed principally under the CONAIR and JHERI REDDING brand names. Conair's professional products are designed and manufactured specifically for the beauty professional and are distributed exclusively to the professional hairstyling industry.


Product Distribution

Consumer products are primarily distributed directly to major retail chains, department, drug and food stores, discount and variety stores, catalog houses and showrooms, warehouse clubs and also through whole-salers. The Company's products in the retail field are sold through independent sales representative organizations which employ more than 400 salesmen who are paid commissions based upon sales in their respective territories. The Company also employs a number of in-house salesmen and regional sales managers, compensated on a salary and bonus basis.
The Company's professional salon products are principally distributed through beauty and barber supply dealers. These sales are conducted for the Company by independent sales organizations with representatives throughout the country and by the Company's own sales personnel.

Manufacturing

The Company requires sources for the products it markets that are capable of producing sufficient quantities of superior quality products at competitive costs and on acceptable delivery schedules. During 1989, the Company purchased a manufacturing facility in Rantoul, Illinois to produce toiletry products. In addition, the Company's wholly owned subsidiary in Costa Rica started production of appliances in April, 1989. In November, 1993, the Company started production of toiletry and household maintenance products at a leased manufacturing facility in Highland Park, Illinois. The Company also owns an assembly plant in Belgium which manufactures approximately 30% of Babyliss' products. A substantial portion of the Company's electrical products, including telephones and kitchen appliances, are purchased from independent firms, principally located in East Asia. Substantially all tooling and molds utilized in the manufacturing of the products marketed by the Company are owned by the Company.

The Company believes that all component parts of its products and raw materials are widely available and the Company has not experienced any material shortage of parts or materials during the recent years.

Quality assurance is particularly important to the Company. The Company maintains rigid quality controls and extensively tests its products. The Company's personnel perform source inspections of the Company's suppliers, and laboratory approval is required before any products are released for distribution. The Company maintains a permanent quality control staff in East Asia to assure the quality of products produced by the Company's independent suppliers and raw materials suppliers. The in-house research and development and testing of the Company's liquid products is supplemented by independent research and development laboratories and testing salons.

Competitive Conditions

The Company operates in a highly competitive business environment. The basis for competition in the Company's markets is price and quality; how-ever, servicing of the stores and wholesalers who purchase from the Company is also very important. The Company believes that its trade names, particularly CONAIR, JHERI REDDING and CUISINART and its licensed trademarks SOUTHWESTERN BELL FREEDOM PHONE and BELL logo, REVLON, VIDAL SASSOON and BABYLISS are important to the Company's ability to compete effectively. Although the Company holds many patents, the Company does not believe that any particular patent or license is materially important to its business.
Research and Development

Research and development costs are not a major expense to the Company.

Employees

As of December 31, 1994, the Company employed 3,010 persons including 28 executive officers.

Environment

Federal, state and local regulations concerning the environment have had no significant impact on the Company.

(d)  Foreign Operations

A substantial portion of the Company's production is overseas, in particular in East Asia and Costa Rica. As a result, the Company is subject to a certain degree of risk associated with the possibility of currency fluctuation and political unrest; however, the Company has not been significantly affected by such factors to date.

Financial information relating to foreign and domestic operations and export sales is set forth in Notes 1 and 12 of Notes to the Consolidated Financial Statements on pages 20 and 28 herein.

Item 2:  Properties

A summary of the Company's properties follows:

                                  Owned or
Location         Building Area     Leased            Description
                   (sq. ft.)

East Windsor, NJ     431,000        Owned        Executive offices,
                                                 warehouse/distribution
                                                 and repair facility

Rantoul, IL          273,000        Owned        Manufacturing and
                                                 distribution facility

Zona Industrial De   233,000        Owned        Costa Rica manufacturing
Cartago, Costa Rica                              facility and warehouse

Stamford, CT         165,000        Owned        Executive offices

Phoenix, AZ          124,000        Owned        Warehouse/distribution
                                                 facility and offices

Wandre, Belgium       46,000        Owned        Assembly facility,
                                                 warehouse and offices

Valenciennes, France  37,000        Owned        Warehouse/distribution
                                                 facility

Highland Park, IL     67,000       Leased        Manufacturing facility




Item 2:  Properties (cont'd)

A summary of the Company's properties follows:

                                  Owned or
Location         Building Area     Leased            Description
                   (sq. ft.)

Toronto, Ontario,     34,000       Leased        Warehouse/distribution
Canada                                           facility and offices

Breda, Netherlands    19,300       Leased        Warehouse and offices

Hong Kong             16,500       Leased        Continental Conair Ltd
                                                 offices

Dusseldorf, Germany   13,500       Leased        Warehouse and offices

Montrouge, France      8,600       Leased        Babyliss, S.A. offices

The Belgian plant owned by the Company is located on land in which the Company has a leasehold interest which expires January 31, 2006. The Company has the option to renew this leasehold interest for successive five-year periods.

Also, during 1992, 1993 and 1994, temporary facilities in independent warehouses were utilized to service the Company during peak inventory periods.

The Company's facilities are generally modern and efficient and in satisfactory working condition. The Company also owns 100 acres of land in Glendale, Arizona, on which it has commenced construction of a 350,000 square foot state-of-the-art warehouse and distribution facility.
Construction of this facility is scheduled to be completed by the end of 1995.

Item 3:  Legal Proceedings

The Company is not involved in any material pending legal proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders

See Note 8 of the Notes to the Consolidated Financial Statements on page 25 herein.
















                                  PART II
                    Conair Corporation and Subsidiaries

Item 5:  Market for the Registrant's Common Stock and Related Stockholder
         Matters

(a)  Principal Market

All of the Company's outstanding shares of common stock are privately held.

(b)  Approximate Number of Holders of Common Stock

See Note (a) above.

(c)  Stock Price and Dividend Information

No dividends were paid for the period from January 1, 1992 to December 31, 1993. Dividends of $1,199,000 were paid in 1994. See Note (a) above.


Item 6:  Selected Financial Data

                                        For Years Ended
                                          December 31,
                          1990      1991      1992      1993      1994
                                            (in thousands)
Net Sales               $298,502  $330,125  $361,838  $442,562  $524,398
Income before
 extraordinary item     $  1,025  $  2,916  $  5,085  $ 12,061  $ 20,487
Extraordinary item      $    279  $     14  $ (3,866) $         $
Net income              $  1,304  $  2,930  $  1,219  $ 12,061  $ 20,487
At year-end:
Total assets            $291,745  $298,879  $297,471  $310,118  $362,704
Long-term debt          $100,109  $100,332  $ 96,151  $ 87,575  $100,405
Working capital         $106,052  $115,080  $122,332  $124,759  $146,653
Stockholders' equity    $136,061  $138,971  $145,030  $151,637  $175,454























Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company operates in one industry segment, with revenues primarily derived from the sale of personal care appliances, mainly hair dryers and hairstyling devices, consumer electronics, mainly telephones and telephone-related devices, CUISINART products, such as small kitchen appliances and cookware and consumer toiletries and professional salon products. In recent years, the Company has substantially expanded the range of product categories that it offers through internal growth, as well as licensing arrangements and acquisitions. Most significantly, in 1993, the Company entered into a long-term licensing arrangement with Southwestern Bell to market telephone and telephone-related products in the United States under the Southwestern Bell FREEDOM PHONE name. This arrangement has enabled the Company to diversify and broaden the price point coverage of its consumer electronics products line. In addition, in February 1995, the Company acquired the stock of Babyliss, S.A., a leading designer, manufacturer and marketer of personal care appliances in France, the United Kingdom and other parts of Western Europe for approximately $38,000,000 in cash subject to a maximum downward adjustment of $4,000,000. Because the acquisition was consummated in February, 1995, it is not reflected in the historical figures discussed below.

The following table summarizes the net sales of each of the Company's product groups for the three years ended December 31, 1992, 1993 and 1994.

                                          Years Ended December 31,
                                      1992          1993          1994
                                               (in thousands)
Personal Care Appliances            $184,244      $208,063      $227,222
Consumer Electronics                  56,648       112,400       149,601
CUISINART Products                    47,311        49,316        56,839
Toiletries and Professional
  Salon Products                      73,635        72,783        90,736
Total                               $361,838      $442,562      $524,398

Results of Operations

The following table sets forth for the periods indicated certain consolidated statements of operations data expressed as a percentage of net sales:
                                          Years Ended December 31,
                                      1992          1993          1994

Net sales                            100.0%        100.0%        100.0%
Cost of goods sold                    66.1          67.4          68.3
Gross profit                          33.9          32.6          31.7
Selling, general and administrative   27.9          26.2          23.7
Operating income                       6.0           6.4           8.0
Interest expense                       3.6           1.7           1.6
Interest income                        (.2)          (.1)
Income before extraordinary items
  and income taxes                     2.6           4.8           6.4
Income tax provision                   1.2           2.1           2.5
Net income before extraordinary
  items                                1.4           2.7           3.9


Overview

The Company's growth is primarily driven by new and enhanced products, augmented by brand licensing and acquisitions. The Company has achieved a compound annual growth rate of 20.4% in sales from 1992 through 1994. Approximately half of the sales growth during that period was as a result of the inclusion of Southwestern Bell FREEDOM PHONE sales in the Company's consolidated sales after April 1993 and the Company's success in rapidly increasing sales of Southwestern Bell FREEDOM PHONE products since the commencement of the licensing arrangement. Excluding sales of these products, the Company's compound annual growth rate during this period would have been 10.3%.

The Company's gross margins have declined slightly from 1992 to 1994 because a higher portion of the Company's sales consisted of consumer electronics products which generate lower gross margins than most of the Company's other product categories. Excluding sales of consumer electronics products, the Company's gross margins would have remained essentially unchanged during this period.

Despite a decrease in gross margins, the Company's operating profit has increased as a percentage of sales from 6.0% in 1992 to 8.0% in 1994, primarily because of the fixed or semi-variable nature of certain of the Company's expenses and the Company's ability to realize economies of scale. As a result of improved efficiency, salaries and wages included in selling, general and administrative expenses declined from 6.7% of sales in 1992 as compared to 5.4% in 1994. In addition, depreciation and amortization of goodwill and intangibles have declined as a percentage of sales from 1.7% to 1.2% in the same period. The Company believes it can continue to increase sales at a higher rate than the increase in general and administrative expenses that is required to achieve such sales growth, although the positive impact on improved operating profits may not be as great as in recent years. The Company's improved operating results, together with a substantial reduction in interest expense due to refinancings, has led to significantly improved earnings.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

Net sales increased by 18.5% to $524,398,000 in 1994 from $442,562,000 in
1993. Each of the Company's product groups contributed to this increase, with approximately 41% of this increase attributable to increased sales of Southwestern Bell FREEDOM PHONE products. The significant contribution of sales of the Southwestern Bell FREEDOM PHONE products was due to sales of new telephone and telephone-related products, expanded distribution, and the inclusion of a full year of sales of Southwestern Bell FREEDOM PHONE products in 1994 compared to only nine months commencing in April 1993, when the Company started selling these products. For the comparable nine month period in 1994, sales of the Company's Southwestern Bell FREEDOM PHONE products increased by approximately 42%. This rate of increase is not indicative of future growth because 1993 was the Company's first year of sales of the Southwestern Bell FREEDOM PHONE products. Sales of other consumer electronics products increased by approximately 5% in 1994, principally due to increased sales of telephone answering machines. This increase was partially offset by a decrease in sales of corded phones, reflecting an industry reduction of basic corded phone sales.





Personal care appliance sales increased by approximately 9% during this period. The Company's domestic personal care appliance sales increased by 5%. An 8% increase in sales of products sold under the CONAIR brand, such as hair cutting kits and curling irons, was offset by a 3% reduction in sales of private label products and higher unit sales of lower priced CONAIR brand hair dryer models. Foreign sales increased by 50% principally due to sales of REVLON brand products in Europe, which were not sold in 1993 and increased sales in Canada. Sales of CUISINART products increased by 15% due to new product introductions and increases in unit sales of existing products. Sales of consumer toiletries and professional salon products increased by approximately 25% due principally to increased sales of private label toiletry products and the introduction of the Company's Magical Mane hair shampoo and conditioner, which was offset by a decrease in sales of professional salon products.

Gross margins decreased as a percentage of net sales to 31.7% in 1994 from 32.6% in 1993. The decrease was primarily due to changes in the mix of products sold by the Company, as described more fully under "Overview". Specifically, this decrease resulted from a disproportionate increase of approximately 33% in sales of consumer electronics, primarily telephones, which have relatively lower gross margins as a percentage of sales, compared to a 14% increase in sales of all of the Company's other products. Excluding sales of telephones in both periods, gross margins have remained essentially unchanged as a percentage of sales during this period.

Selling, general and administrative expenses decreased as a percentage of net sales to 23.7% in 1994 from 26.2% in 1993, but increased by 7.7% to $124,597,000 in 1994 from $115,672,000 in 1993. The increase of
$8,925,000 was principally due to increases in variable sales expenses to support the increase in sales in the United States and, to a lesser degree, to an increase in direct fixed expenses for the Company's new subsidiary in the United Kingdom. The decline of 2.5% as a percentage of net sales resulted primarily from the fixed and semi-variable nature of certain costs in this category, including salaries and wages and, to a lesser extent, depreciation of property, plant and equipment and amortization of intangibles. In addition, the Company benefitted from a reduction in its lease costs as a result of the purchase of its executive office facility in Stamford, Connecticut in March 1994.

The Company's interest expense of $8,511,000 in 1994 increased from $7,524,000 in 1993. This was as a result of an increase in the Company's long-term debt, primarily to finance the purchase of its executive office facility.

The Company's effective income t ax rate decreased to 38.8% in 1994 from 42.7% in 1993, primarily due to an increase, as compared to the prior period, in taxable income relative to the amount of amortized goodwill, which is not deductible for tax purposes.

Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

Net sales increased by 22.3% to $442,562,000 in 1993 from $361,838,000 in
1992. More than approximately 60% of this increase was due to the introduction of Southwestern Bell FREEDOM PHONE products, which were not sold prior to 1993. Sales of other consumer electronics products increased approximately 10% due to significant increases in sales of telephone answering machines and cordless phones. These increases resulted from a combination of new product introductions and expanded distribution, which were partially offset by a decrease in sales of corded phones, reflecting reductions in the overall corded phone market. Sales of personal care appliances increased by approximately 13% in 1993. Sales in the United States of personal care appliances marketed under the CONAIR name increased by 13% due principally to increases in unit sales of hair dryers. An increase of 49% in foreign sales of personal care appliances was offset by lower growth in the Company's domestic sales of private label personal care appliances. CUISINART products sales increased in 1993 by approximately 4% principally due to the successful introduction of a line of high-end blenders and coffee makers. Sales of consumer toiletries and professional salon products decreased by approximately 1% in 1993 due primarily to a reduction in sales of toiletries to one customer.

Gross margins decreased as a percentage of net sales to 32.6% in 1993 from 33.9% in 1992. This decrease resulted primarily from changes in the mix of products sold by the Company during such periods, and in particular due to the impact of lower gross margins on sales of Southwestern Bell FREEDOM PHONE products, which were not sold prior to 1993. Excluding sales of telephones in both periods, gross margins have remained essentially unchanged as a percentage of sales during this period.

Selling, general and administrative expenses decreased as a percentage of net sales to 26.2% in 1993 from 27.9% in 1992, but increased by 14.5% to $115,672,000 in 1993 from $101,007,000 in 1992. The increase of
$14,665,000 was principally due to increases in variable selling expenses to support the higher level of sales, increases in direct consumer advertising, general increases in salaries and wages, and increases in rent and related expenses due to additional office space leased at the Company's Stamford, Connecticut executive offices. The reduction in selling, general and administrative expenses of 1.7% as a percentage of sales was primarily due to the fixed and semi-variable nature of certain of these costs, including salaries and wages and, to a lesser extent, depreciation of property, plant and equipment and amortization of intangibles.

Interest expense decreased by approximately 42% to $7,524,000 in 1993 from $12,966,000 in 1992 due to a reduction in long-term debt and a refinancing of the Company's long-term debt in 1992. Interest income decreased by approximately 85% to $89,000 in 1993 from $592,000 in 1992, primarily due to a reduction in funds available for short-term investment and lower interest rates.

The Company's effective income tax rate decreased to 42.7% in 1993 from 46.2% in 1992, primarily due to an increase, as compared to the prior period, in taxable income relative to the amount of amortized goodwill, which is not deductible for tax purposes and partially offset by a 1% increase in Federal income tax rates in 1993.

Liquidity and Capital Resources

At December 31, 1994, the Company's working capital was $146,653,000 and its current ratio was 3.2 to 1. The Company's cash balance was $23,702,000 and long-term debt was $100,405,000 at December 31, 1994.





As of December 31, 1993, the Company had working capital of $124,759,000 and a cash balance of $15,856,000.

Capital expenditures during 1994 and anticipated capital expenditures during 1995 are higher than previous years because of certain real estate acquisitions and improvements. Capital expenditures were $29,546,000 in 1994, $20,000,000 of which represents the purchase price of the Company's executive office facility in Stamford, Connecticut. Capital expenditures in 1993 were $7,647,000 compared to $5,858,000 in 1992. Capital expenditures for 1995 are anticipated to be approximately $20,000,000, of which approximately $7,000,000 is for the completion of the Company's warehouse and distribution facility in Glendale, Arizona and $4,000,000 is for the exercise of the Company's option to purchase lease rights in its executive office facility in Stamford, Connecticut from Leandro P. Rizzuto.

Historically, approximately 60% of the Company's sales and 70% of its operating profit are achieved in the second half of the year. The Company relies on short-term bank debt to finance its seasonal operating needs which result in a build-up of receivables and inventory during the first nine months of each year with a substantial reduction in receivables, inventories and bank credit during the fourth quarter. As of December 31, 1994, the Company had short-term lines of credit aggregating $64,400,000, which do not include an additional $25,000,000 available for the period June 1 to November 30 to finance its seasonal business needs. In addition, the Company had a long-term revolving credit line of $21,000,000, of which $11,000,000 was unutilized at December 31, 1994.

In connection with the Babyliss acquisition, the Company increased its bank revolving credit line by $37,500,000. This additional debt has mandatory principal repayments of $5,000,000 on December 15, 1996; $7,500,000 on December 15, 1997; $10,000,000 on each of December 15, 1998 and December 15, 1999 and $5,000,000 on March 15, 2000. The interest rate on this facility is variable and is subject to change based on the leverage and operating performance of the Company.

For the year ended December 31, 1994, the Company's cash flows from operations included $20,487,000 from net income, $7,239,000 from depreciation and $4,784,000 from amortization of goodwill and intangibles. This was supplemented with cash flow from trade creditors in the amount of $9,635,000. The Company's cash flow has been sufficient to cover the increased investment in receivables from customers of $10,372,000 and additional inventories $18,804,000 for future sales. During 1994, the Company borrowed $24,000,000 in additional long-term debt, which together with available cash resources, was used to finance its net capital additions of $27,621,000 and reduce long-term debt by $3,520,000. The Company believes its capital resources are adequate to finance normal growth and service the Company's debt obligations.

Historically, foreign currency exchange rate fluctuations have not had a material impact on the results of operations or liquidity of the Company due to the small proportion of the Company's sales reported and costs incurred in foreign currencies. The Company hedged certain of its foreign exchange transactions; however, these transactions were not significant with respect to the Company's overall operations. As a result of the Company's acquisition of Babyliss, the Company is reassessing its foreign currency risks and will develop a hedging program designed to hedge firm purchase commitments of goods and services denominated in foreign currencies.

In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and in November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The Company does not presently offer such benefits and, therefore, is not affected by such pronouncements.

In 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes", which was adopted by the Company in 1993. SFAS No. 109 requires determination of income taxes in accordance with the asset and liability method. The effect of the adoption of SFAS No. 109 on the Company's Consolidated Financial Statements in 1993 was not material.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's results of operations.











































Item 8:  Financial Statements and Supplementary Data


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page No.

CONAIR CORPORATION and Subsidiaries

  Independent Auditors' Report                                    14

  Consolidated Balance Sheets at December 31, 1993 and 1994       15

  Consolidated Statements of Operations for the years ended
   December 31, 1992, 1993 and 1994                               16

  Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1992, 1993 and 1994                   17

  Consolidated Statements of Cash Flows for the years ended
   December 31, 1992, 1993 and 1994                               18

  Notes to Consolidated Financial Statements                      20









































                       Independent Auditors' Report




To the Board of Directors and Stockholder
Conair corporation
East Windsor, New Jersey

We have audited the accompanying consolidated balance sheets of Conair Corporation and its subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also include the financial statement schedule in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conair Corporation and subsidiaries as of December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








February 11, 1995 (February 28, 1995 as to Note 15)
New York, New York








                    Conair Corporation and Subsidiaries
                        Consolidated Balance Sheets
                 (in thousands, except share information)

                           ASSETS                    December 31,
CURRENT ASSETS:                                  1993            1994
  Cash and cash equivalents                   $ 15,856        $ 23,702
  Accounts receivable, net of
   allowance for doubtful accounts
   of $1,337 and $1,458, respectively           70,244          80,616
  Inventories                                   85,416         104,220
  Prepaid expenses                               1,753           1,610
  Deferred income tax benefits                   2,885           2,040
                                               176,154         212,188
PROPERTY, PLANT AND EQUIPMENT:
  At cost, net of accumulated
   depreciation and amortization                44,685          66,992

INVESTMENTS AND OTHER ASSETS:
  Investments in affiliated companies            1,141             464
  Excess of cost over net assets
   of acquired companies                        73,829          70,575
  Deferred expenses and other assets            14,309          12,485
                                                89,279          83,524
                                              $310,118        $362,704


                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and other
   current liabilities                        $ 41,014        $ 50,649
  Income taxes                                   6,756           8,611
  Current portion of long-term debt              3,625           6,275
                                                51,395          65,535
OTHER LIABILITIES:
  Long-term debt                                87,575         100,405
  Deferred income taxes                         19,511          21,310
                                               107,086         121,715
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock,
  $1.00 par value:
   Authorized 10,000 shares
    Issued and Outstanding   5,000 shares            5               5
  Common stock, $100.00 par value:
   Authorized 5,000 shares
    Issued and Outstanding   2,814 shares          281             281
  Reduction for ESOP Loan Guarantee             (5,000)
  Additional paid-in capital                     7,633           7,633
  Cumulative translation adjustments               129             (18)
  Retained earnings                            148,589         167,553
                                               151,637         175,454
                                              $310,118        $362,704


              See notes to consolidated financial statements



                    Conair Corporation and Subsidiaries
                   Consolidated Statements of Operations
                              (in thousands)

                                               Years Ended December 31,
                                               1992      1993      1994

NET SALES                                   $361,838  $442,562  $524,398

COSTS AND EXPENSES:
  Cost of goods sold                         239,011   298,416   357,987
  Selling, general and
   administrative                            101,007   115,672   124,597
                                             340,018   414,088   482,584

INCOME FROM OPERATIONS                        21,820    28,474    41,814

OTHER (INCOME) EXPENSE:
  Interest expense                            12,966     7,524     8,511
  Interest income                               (592)      (89)     (158)
                                              12,374     7,435     8,353
INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                         9,446    21,039    33,461
  Income tax provision                         4,361     8,978    12,974

INCOME BEFORE EXTRAORDINARY ITEM               5,085    12,061    20,487

EXTRAORDINARY ITEM:
  Loss on repurchase and redemption
   of debt (net of income taxes)              (3,866)

NET INCOME                                  $  1,219  $ 12,061  $ 20,487






              See notes to consolidated financial statements





















                   CONAIR CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity
                Years Ended December 31, 1992, 1993 and 1994
                  (in thousands, except number of shares)

                                                               Reduction
                             Preferred Stock  Common  Stock    for ESOP
                             Shares   Amount  Shares  Amount   Loan Guar.

 BALANCE, January 1, 1992                      2,814    281

 Net Income

 Cumulative Translation
  Adjustments

 Dividends Declared

 Shares Issued                5,000        5

 BALANCE, December 31, 1992   5,000        5   2,814    281

 Net Income

 Cumulative Translation
  Adjustments

 Reduction for ESOP Loan
  Guarantee                                                      (5,000)

 Dividends Declared

 Tax Benefit on Dividends
  Paid to ESOP

 BALANCE, December 31, 1993   5,000        5   2,814    281      (5,000)

 Net Income

 Cumulative Translation
  Adjustments

 ESOP Loan Guarantee
  Adjustment                                                      5,000

 Dividends Declared

 Tax Benefit on Dividends
  Paid to ESOP

 BALANCE, December 31, 1994   5,000    $   5   2,814   $281     $


               See notes to consolidated financial statements.






      CONAIR CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity
  Years Ended December 31, 1992, 1993 and 1994
    (in thousands, except number of shares)

Additional             Cumulative      Total
 Paid In    Retained   Translation  Stockholders'
 Capital    Earnings   Adjustments     Equity

   2,638     135,841       211        138,971

               1,219                    1,219


                           (41)           (41)

                (119)                    (119)

   4,995                                5,000

   7,633     136,941       170        145,030

              12,061                   12,061


                           (41)           (41)


                                       (5,000)

                (500)                    (500)


                  87                       87

   7,633     148,589       129        151,637

              20,487                   20,487


                          (147)          (147)


                                        5,000

              (1,699)                  (1,699)


                 176                      176

 $ 7,633    $167,553    $  (18)      $175,454


See notes to consolidated financial statements.






                    Conair Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                              (in thousands)
                                               Years Ended December 31,
                                            1992        1993        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $  1,219    $ 12,061    $ 20,487
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                              5,323       6,500       7,239
  Amortization of goodwill                  3,060       2,532       2,960
  Loss on repurchase and redemption
  of debt (before income tax benefit)       6,137
  Amortization of deferred expenses
  and other assets                          1,511         282       1,824
  Deferred income taxes                      (571)      3,177       2,644
  Tax benefit on dividends paid to ESOP                    87         176
  Other, net                                 (142)       (161)     (1,101)
  Changes in operating assets and
  liabilities:
   Accounts receivable                      2,829     (12,182)    (10,372)
   Inventories                            (11,972)     (6,872)    (18,804)
   Prepaid expenses                          (695)        834         143
   Accounts payable and other
   current liabilities                     (4,954)      6,402       9,635
   Income taxes                              (983)      2,647       1,855
                                              762      15,307      16,686
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                         (575)
 Additions to property, plant and
 equipment                                 (5,858)     (7,647)    (29,546)
 Proceeds from sale of affiliate                                    2,500
                                           (5,858)     (7,647)    (27,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase and redemption of debt        (96,107)
 Reduction of long-term debt               (3,017)    (39,313)     (3,520)
 Proceeds from issuance of long-term
 debt                                      90,500      28,455      24,000
 Proceeds from issuance of convertible
 preferred stock                            5,000
 Dividends declared                                      (500)     (1,699)
                                           (3,624)    (11,358)     18,781
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                (8,720)     (3,698)      7,846

CASH AND CASH EQUIVALENTS
  January 1,                               28,274      19,554      15,856

CASH AND CASH EQUIVALENTS
  December 31,                           $ 19,554    $ 15,856    $ 23,702





                                (continued)



                    Conair Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                              (in thousands)
                                (continued)


                                               Years Ended December 31,
                                              1992       1993       1994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the year for:
  Interest (net of amount capitalized)     $ 13,289   $  7,450   $ 7,698


  Income taxes                             $  3,644   $  3,067   $ 8,299



































               See notes to consolidated financial statements








                    Conair Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
               Years Ended December 31, 1992, 1993 and 1994

1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of Conair Corporation and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

During October 1994, the Financial Accounting Standards Board issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

For financial instruments including cash and cash equivalents, accounts receivable and payable, accruals and short-term debt, the carrying amount approximates fair value because of their short-term maturity and recording at the lower of cost or net realizable value. The carrying amount of long-term debt which bears interest at floating rates also approximates the fair value.

The fair value of long-term debt with fixed interest rates is estimated based on the quoted market price for similar issues. As of December 31, 1994, the carrying amount and the fair value of such long-term debt were $93,299,000 and $89,903,000, respectively. The fair value amounts are not necessarily indicative of the amounts for which the debt could be liquidated.

Cash Equivalents

Cash equivalents consist principally of commercial paper and time deposits having original maturity of less than 90 days, and amounted to $4,096,000 and $17,176,000 at December 31, 1993 and 1994, respectively.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to compute deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which differences are expected to reverse. The effect of the adoption of SFAS No. 109 on the Consolidated Financial Statements of the Company in 1993 was not material.





Property, plant and equipment

Depreciation and amortization of property, plant and equipment are computed primarily on the straight-line method over the estimated useful lives of the related assets.

Excess of cost over net assets of acquired companies

The excess of cost over net assets of acquired companies is being amortized on the straight-line basis over periods of up to 40 years and is shown net of accumulated amortization of $25,945,000 and $27,897,000 at December 31, 1993 and 1994, respectively. The Company's policy of reviewing the recoverability of goodwill is based on projections of undiscounted future income from operations.

Deferred Expenses and Other Assets

Deferred expenses and other assets include various intangible assets acquired in the Company's purchase of certain net assets of Cuisinart. These assets are being amortized on the straight-line basis over periods ranging from 3 to 40 years and are shown net of accumulated amortization of $7,738,000 and $10,101,000 at December 31, 1993 and 1994, respectively.

Foreign currency translation

Gains and losses arising from the translation of foreign subsidiary financial statements are excluded from the determination of net income and included in a separate component of stockholders' equity.

2.  LICENSING AND DISTRIBUTION AGREEMENT

On March 16, 1993, the Company signed a Licensing and Distribution Agreement with Southwestern Bell Telecommunications, Inc. under which it received an exclusive license to market one and two-line residential telephones - including cordless telephones, answering machines and caller ID devices - to be sold to U.S. retailers. The Company markets telephones under the CONAIRPHONE name as well as the BELL logo, the Southwestern Bell name and the FREEDOM PHONE trademark. This agreement became effective on April 9, 1993 after approval from the Federal Trade Commission.

3.  EXTRAORDINARY ITEM

In 1992, the Company repurchased portions of its 14% senior subordinated debentures and 14 1/2% subordinated debentures which were carried at $12,500,000 and $17,368,000, respectively. On November 19, 1992, the
$27,184,000 par value of 14% of senior subordinated debentures and $34,721,000 par value of 14 1/2% subordinated debentures which remained outstanding were redeemed by the Company. The loss resulting from the repurchase and redemption in 1992 was approximately $3,866,000, net of income tax benefit of $2,271,000. Such loss includes the difference between the repurchase price and the carrying value which includes the related deferred financing expenses.








4.  INVENTORIES

Inventories are summarized as follows:
                                        December 31,
                                     1993         1994
                                      (in thousands)
     Components and
      raw materials               $ 11,441     $ 12,728
     Finished goods                 73,975       91,492

                                  $ 85,416     $104,220


5.  PROPERTY, PLANT AND EQUIPMENT

The major classes of these assets are as follows:

                                        December 31,         Estimated
                                     1993         1994      Useful Life
                                      (in thousands)
     Land                         $  5,160     $  9,160
     Buildings                      21,416       37,615      15-40 yrs.
     Building improvements           1,355        1,582       7-20 yrs.
     Furniture and fixtures          7,670        8,255       5-10 yrs.
     Machinery and equipment        37,987       44,632       3-11 yrs.
     Construction in progress          455        2,345
                                    74,043      103,589
     Less accumulated
      depreciation and
      amortization                  29,358       36,597

                                  $ 44,685     $ 66,992


6.  SHORT-TERM DEBT

At December 31, 1994, the Company had available short-term lines of credit with banks in the United States and abroad aggregating $64,400,000. The trade credit lines are available for letters of credit and bankers' acceptances which are secured by an interest in the goods underlying such borrowings and the trade receivables resulting from the sale of such goods. During the years ended December 31, 1992, 1993 and 1994, the Company had short-term borrowings of up to $17,400,000, $35,000,000 and $32,000,000, respectively, to finance its seasonal business needs. The average borrowings during 1992, 1993 and 1994 were $3,890,000, $15,739,000 and $11,581,000, respectively, and the approximate weighted average interest rates were 4.5%, 4.9% and 5.5%, respectively. At December 31, 1992, 1993 and 1994, the Company had no borrowings against these lines. The Company has various informal compensating balance arrangements with its banks which do not legally restrict withdrawal of funds.









7.  LONG-TERM DEBT

Long-term debt consists of the following:                (in thousands)
                                                           December 31,
                                                        1993         1994
8.05% Industrial Development Bonds              (A)   $ 3,833     $  3,353
Mortgage Note Payable                           (B)     1,934        1,881
Floating Rate Industrial Development Bonds      (C)     1,875        1,500
6.25% Promissory Note due 2001                  (D)    10,500        9,188
7.44% Series A Senior Fixed-Rate Notes due 2002 (E)    40,000       40,000
6.56% Series B Senior Rate Reset Notes due 2002 (F)    10,000       10,000
10% Subordinated Promissory Note due 2003       (G)     6,000        6,000
Revolving Credit Loan due 2000                  (H)     6,000       10,000
5.8% Term Loan due 1998                         (I)     3,933        3,133
10% ESOP Loan Guarantee                         (J)     5,000
6.5% Mortgage Note due 1998                     (K)     2,125        1,625
7.0% Term Loan due 2004                         (L)                 20,000
                                                       91,200      106,680
Less current portion of long-term debt                  3,625        6,275

                                                      $87,575     $100,405


(A) On December 16, 1986, the Company completed a $9,600,000 industrial development bond financing which was used to fund the building of an office/warehouse/distribution center located in East Windsor, New Jersey. The bonds, which mature on December 15, 2001, are payable in monthly installments of $110,186 which began January 15, 1988 until December 15, 1990; $60,186 commencing January 15, 1991 until June 15, 1992; $39,912 commencing July 15, 1992 until November 15, 2001; $79,812 on December 15, 2001. The bonds may be redeemed prior to maturity on December 15, 1996. This indebtedness is collateralized by the land and building purchased with the proceeds which have a net carrying value of $9,317,000 at December 31, 1994. The bonds contain certain restrictions relating to net income and net worth. Interest is payable monthly.

(B) On May 15, 1991, the Company completed a variable rate mortgage in the amount of $2,060,000 due June 1, 1996 payable in monthly installments, which began June 1, 1991. The opening rate of interest was 9.125% and will be reset annually at 3% over the rate on one-year U.S. Treasury Bills. The indebtedness was collateralized by the land and building at the existing facility in Phoenix, Arizona which have a net carrying value of $1,674,000 at December 31, 1994. The interest rate at December 31, 1994 was 7.75%.

(C) On April 13, 1989, the Company assumed $5,307,692 of floating rate Industrial Development Revenue Bonds in the purchase of its toiletry products manufacturing facility in Rantoul, Illinois. The bonds, which mature on December 1, 1998, are payable annually which began December 11, 1989 for $230,769; December 1, 1990 for $2,076,923; $375,000 commencing
December 1, 1991 until December 1, 1998. Interest is payable quarterly at 70% of the prime rate. This indebtedness is collateralized by the land and building which have a net carrying value of $5,504,000 at December 31, 1994. The interest rate at December 31, 1994 was 5.95%.






(D) On June 11, 1992, the Company received a $10,500,000 loan which matures on November 15, 2001 and had an interest rate of 9.7%. Interest is payable quarterly commencing August 15, 1992. Semi-annual principal payments of $656,250 begin on May 15, 1994. The loan was refinanced in 1993 reducing its interest rate to 6.25%. The loan is collateralized by a pledge of a portion of the stock of one of the Company's subsidiaries.

(E) On October 20, 1992, the Company issued $40,000,000 Series A Senior Fixed Rate Notes. The notes mature on December 28, 2002, and have an interest rate of 7.44% per annum to be paid on the 28th day of each December, March, June and September. The principal payments are due as follows: $2,750,000 on December 28, 1995; $4,000,000 on December 28, 1996;
and $5,500,000 commencing with December 28, 1997 and every December 28th thereafter until December 28, 2001 and a final payment of $5,750,000 on December 28, 2002. The notes contain covenants requiring the Company to, among other things, maintain certain levels of tangible net worth, liquidity and leverage. The loan is collateralized by a pledge of a portion of the stocks of the Company's subsidiaries.

(F) On October 20, 1992, the Company issued $10,000,000 Series B Senior Rate Reset Notes. The notes mature on December 28, 2002, and have an interest rate initially set at 6.56% to be paid on the 28th day of each December, March, June and September. The reset date is October 20, 1996 and the reset rate is based on the U.S. Treasury rate equal to the remaining average life of the Series B Notes plus 1.75% per annum. The principal payments are scheduled to commence with a payment of $1,500,000 on December 28, 1996 and every December 28th thereafter and ending on December 28, 2001 and a final payment of $1,000,000 on December 28, 2002. The notes contain covenants requiring the Company to, among other things, maintain certain levels of tangible net worth, liquidity and leverage. The loan is collateralized by a pledge of a portion of the stocks of the Company's subsidiaries.

(G) On October 20, 1992, the Company issued a 10% Subordinated Promissory Note due April 27, 2003. Interest payments are payable semi-annually on June 15 and December 15. In 1993 the Company repaid $4,000,000 of this loan at par. The principal balance is due at maturity.

(H) On October 20, 1992, the Company entered into a Bank Credit Agreement with a syndicate of domestic banks providing for a $20,000,000 revolving credit loan. This loan was restructured in 1993 and the availability under the Revolving Credit line was increased to $30,000,000 ($21,000,000 at December 31, 1994). Interest rates on this facility are at variable rates subject to changes in short-term interest rates and changes in the leverage and operating performance of the Company. The loan commitment of $21,000,000 is scheduled to be reduced by the following amounts:
$6,000,000 on December 15, 1995 and $7,500,000 on December 15, 1996 and
December 15, 1997. The Agreement contains covenants requiring the Company to, among other things, maintain certain levels of tangible net worth, liquidity and leverage. The loan is collateralized by a pledge of a portion of the stocks of the Company's subsidiaries. The interest rate at December 31, 1994 was 7.5%. See Note 15.








(I) On November 24, 1993, the Company completed a term loan in the amount of $4,000,000 due November 1, 1998 payable in monthly installments which began December 1, 1993. The interest rate on this loan is 5.8%. The loan was used to prepay $4,000,000 of principal due on its 10% Subordinated Promissory Note due in 2003. The Company's obligations under this loan are unsecured.

(J)  On December 31, 1994 as a result of the merger of the Conair
Corporation Employee Stock Ownership Plan with the Profit Sharing Plan of Conair Corporation, this debt obligation was satisfied and the Loan Guarantee is no longer outstanding. See Note 11.

(K) On February 1, 1993, the Company completed a fixed rate mortgage in the amount of $2,500,000 due on February 1, 1998. Repayment of principal is at the rate of $125,000 per quarter commencing on June 30, 1993. Interest is payable monthly. The proceeds of this loan were used to expand the distribution capacity of the Rantoul, Illinois facility. This indebtedness is collateralized by the land and building which have a net carrying value of $5,504,000 at December 31, 1994.

(L) On March 15, 1994, the Company obtained a ten-year term loan in the amount of $20,000,000. This loan was used to finance the acquisition of its executive office facility in Stamford, Connecticut. The loan is unsecured and has a fixed interest rate of 7%. Principal repayments on the loan begin on June 1, 1996 with a payment of $625,000 and variable sums are due semi-annually on June 1 and December 1 with a final payment of $4,000,000 at maturity on February 28, 2004.

The various debt covenants place limitations on the payment of dividends on preferred and common stock. The Company is in compliance with all covenants under its debt obligations at December 31, 1994.

At December 31, 1994, projected maturities of long-term debt are as follows:
          Year Ending December 31,               Amount
                                             (in thousands)
                   1995                         $  6,275
                   1996                           12,039
                   1997                           21,966
                   1998                           11,775
                   1999                           10,791
                   Thereafter                     43,834
                                                $106,680


All of the Company's Serial Zero Coupon Senior Notes were retired or defeased in 1989.

8.  Capital Stock

On October 19, 1992, pursuant to the written consent of the sole common stockholder of the Company, the Company's Certificate of Incorporation was amended to provide for the authorization of an aggregate of 15,000 shares of capital stock, consisting of 5,000 authorized shares of common stock, par value $100 per share, and 10,000 shares of preferred stock, par value $1.00 per share.




On October 20, 1992, the Company sold 5,000 shares of Convertible Preferred Stock to the Profit Sharing Plan of Conair Corporation for the sum of $5,000,000. These shares receive a cumulative dividend at an annual rate of $100 per share payable on the fifteenth day of January, April, July and October of each year. The shares may be redeemed, under certain conditions, at the option of the Company. The shares are presently convertible into 69 shares of common stock.

9.  INCOME TAXES

The provision for income taxes consists of the following:

                                                    Years Ended
                                                    December 31,
                                           1992        1993        1994
                                                  (in thousands)
 Current Tax Expense:
      U.S. Federal                       $ 3,214     $ 3,121     $ 6,318
      State and Local                         88         317         369
      Foreign                              2,324       2,344       3,643
 Total Current                             5,626       5,782      10,330
 Deferred Tax Expense (Benefit):
      U.S. Federal                        (1,265)      3,196       2,644
                                         $ 4,361     $ 8,978     $12,974


The following table reconciles taxes on income to the Federal statutory rate of 34% for the year ended December 31, 1992 and 35% for the years ended December 31, 1993 and 1994:
                                                     Years Ended
                                                     December 31,
                                           1992        1993        1994
                                                  (in thousands)

 Computed tax at statutory rate          $ 3,222     $ 7,390     $11,752
 State and local income taxes, net
  of Federal income tax benefit               58         209         240
 Amortization of excess of cost
  over net assets of acquired
  companies                                  963         971       1,040
 Other, net                                  118         408         (58)
                                         $ 4,361     $ 8,978     $12,974


















Deferred tax liabilities (assets) are comprised of the following:

                                                     December 31,
                                           1992        1993        1994
                                                  (in thousands)
 Deferred Tax Liabilities:
      Depreciation                       $ 1,100     $ 1,338     $ 1,012
      Unremitted earnings of
       foreign subsidiaries               15,562      18,173      20,298
                                          16,662      19,511      21,310
 Deferred Tax Assets:
      Vacation                              (330)       (308)       (203)
      Bad debt                              (573)       (590)       (223)
      Inventory                             (586)       (557)       (356)
      Warranty                            (1,041)       (919)       (919)
      Other                                 (683)       (511)       (339)

                                          (3,213)     (2,885)     (2,040)


 Net Deferred Tax Liabilities            $13,449     $16,626     $19,270


10.  COMMITMENTS AND CONTINGENCIES

The Company was contingently liable for letters of credit amounting to approximately $24,661,000 at December 31, 1994.

In 1993, the Company leased a 60,000 sq. ft. manufacturing facility in Highland Park, IL for a term beginning November 1, 1993 and continuing until December 31, 1996. The rent during this term is $162,266 per year. The lease is a net lease requiring the Company to pay all taxes, charges and expenses.

In January 1993, the Company entered into a five-year lease of computer equipment for approximately $1,700,000. Monthly lease payments in the first year were $13,288 and in subsequent years increased to $40,874.

In 1994, the Company, through its wholly-owned subsidiary, Continental Conair Limited, renewed its lease of a 16,500 sq. ft. facility in Kowloon, Hong Kong. The term of the renewal is three years with rent of $525,000 per year. The lease is a net lease requiring the Company to pay all taxes, charges and expenses.

11.  EMPLOYEE BENEFIT PLANS

The Company provides for a non-contributory employee benefit program consisting of a defined contribution plan which covers substantially all U.S. full-time employees. Company contributions, approved by the Board of Directors (not in excess of amounts deductible for Federal income tax purposes) are paid into a trust. Total contributions to this plan charged to expense for the years ended December 31, 1992, 1993 and 1994 were $1,268,000, $1,285,000 and $1,022,000, respectively.

On June 1, 1993, the Company formed a new employee benefit plan, an Employee Stock Ownership Plan (ESOP). On July 1, 1993, the ESOP acquired the Convertible Preferred Stock from the Profit Sharing Plan of Conair



Corporation. The ESOP issued a 10% $5,000,000 note payable to the Profit Sharing Plan. The ESOP note was guaranteed by the Company. Total contributions to this plan charged to expense for the years ended
December 31, 1993 and 1994 were $100,000 and $500,000, respectively.

On December 31, 1994, the Company merged the Conair Corporation ESOP with the Profit Sharing Plan of Conair Corporation. As a result of this transaction, the Profit Sharing Plan acquired the Conair Convertible Preferred Stock and the obligations under the ESOP Note and its corresponding guarantee by the Company were satisfied.

12.  INTERNATIONAL OPERATIONS AND OTHER

The Company operates in one industry segment and is engaged in the design, manufacture, assembly and marketing of personal care consumer products and consumer electronic and kitchen appliances.

During the years ended December 31, 1992, 1993 and 1994, sales to the largest customer aggregated approximately $41,212,000, $50,147,000 and $62,811,000, respectively. Sales to the Company's second largest customer in 1992, 1993 and 1994 were $55,938,000, $50,828,000 and $59,362,000, respectively. No other customer represented sales in excess of 10% of consolidated revenues.

Continental Conair Limited, a wholly-owned subsidiary, is located in Hong Kong. Sales of this subsidiary to unaffiliated customers for the years ended December 31, 1992, 1993 and 1994 were $44,150,000, $36,200,000 and
$38,197,000, respectively; operating income was $8,711,000, $6,536,000 and $6,872,000, respectively; and identifiable assets at December 31, 1992, 1993 and 1994 were $26,873,000, $28,466,000 and $27,183,000, respectively. Conair Costa Rica, S.A., a wholly-owned subsidiary, is located in Costa Rica. Sales of this subsidiary to unaffiliated customers for the years ended December 31, 1993 and 1994 were $13,223,000 and $10,483,000, respectively; operating income was $3,316,000 and $2,235,000, respectively; and identifiable assets at December 31, 1993 and 1994 were $18,615,000 and $20,281,000, respectively. Conair Costa Rica, S.A. sales to unaffiliated customers were not significant in 1992.

International sales were approximately $12,826,000, $19,160,000, and $28,804,000 for 1992, 1993 and 1994, respectively.

13.  CONDENSED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Condensed unaudited quarterly results of operations for the years ended December 31, 1993 and 1994 are as follows:

                                       Quarter Ended
     1993             March 31     June 30    September 30   December 31
                                     (in thousands)
Net sales             $83,987      $93,472      $132,108       $132,995
Gross profit          $28,694      $30,495      $ 41,422       $ 43,535
Net income            $   907      $ 1,213      $  4,555       $  5,386
                                       Quarter Ended
     1994             March 31     June 30    September 30   December 31
                                     (in thousands)
Net sales             $95,575     $117,060      $157,197       $154,566
Gross profit          $31,814     $ 37,554      $ 48,384       $ 48,659
Net income            $ 1,603     $  3,634      $  7,403       $  7,847


14.  RELATED PARTY TRANSACTIONS

See Item 13 for a description of related party transactions.

15.  SUBSEQUENT EVENTS

On February 18, 1995, the Company acquired 100% of the common stock of Babyliss, S.A. for approximately $38,000,000 which is subject to a maximum downward adjustment of approximately $4,000,000 based on the terms of the agreement. Babyliss, S.A. is a manufacturer and marketer of personal care appliance products principally in France, the United Kingdom, Germany, Belgium, the Netherlands and Spain. Through its distributors Babyliss products are also marketed in Scandinavia and several non-European markets including North America, Africa and East Asia. In connection with this acquisition, the Company increased its bank revolving credit line by $37,500,000. This additional debt has mandatory principal repayments of $5,000,000 on December 15, 1996; $7,500,000 on December 15, 1997;
$10,000,000 on each of December 15, 1998 and December 15, 1999 and $5,000,000 on March 15, 2000. The interest rate on this facility is variable and is subject to change based on the leverage and operating performance of the Company.

On February 28, 1995, the Company exercised its option to purchase the portion of its Stamford, Connecticut executive office facility leased to Leandro P. Rizzuto. The option price is $4,000,000 and the closing is scheduled for March 31, 1995.


































Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.
























































                                 PART III
                    Conair Corporation and Subsidiaries

Item 10:  Directors and Executive Officers of the Registrant

     (a)  Directors

                                                        Year First Served
                    Principal Occupations During Past   as Director (in-
                    Five Years, Other Directorships,    cludes predecessor
Name                           and Age                      Company)


Leandro P. Rizzuto  Director, Chairman of the Board and        1959
                    President of the Company (for more
                    than past five years)   56

Walter Margulies    Director, Secretary, Attorney, Partner     1967
                    with the law firm of Margulies &
                    Margulies, P.C., General Counsel to
                    the Company (for more than past five
                    years)   85

Maurice Lucas       Director and Executive Vice President of   1973
                    the Company (for more than past five
                    years)   61

John P. Lomenzo     Director; Attorney, Partner with the       1975
                    law firm of Field, Lomenzo & Turret,
                    P.C. (for more than past five years)
                      79

Dave Sommer         Director; Senior Vice President-           1980
                    Retired, Rite Aid Corporation.
                    Other Directorships:  Cytologics,
                    Inc.   77

Uzi Zucker          Director; Senior Managing Director of      1985
                    Bear, Stearns & Co. (for more than
                    past five years).  Other
                    Directorships:  The Bear Stearns
                    Company Inc., Carnival Corporation,
                    The Jerusalem Economic Corporation Ltd.,
                    Alliance Tire Company  (1992) Ltd., Titan
                    Pharmaceuticals Inc., Industrial
                    Buildings Corp., Ltd., Tnuport Ltd.
                    and Mivnat Ltd.   59

Melvin Braun        Director; Partner-Retired, Deloitte        1987
                    & Touche LLP.  Other Directorships:
                    Shorewood Packaging Corp.   73









     (b)  Executive Officers (Other than Directors)

                             Principal Occupations During the
                           Past Five Years, Other Directorships,
Name                                    and Age


Paul M. Ackels         Vice President, Cuisinarts Marketing (since May,
                       1990); Vice President Sales, Hamilton Beach, Inc.
                       (prior thereto)   54

Ann Marie Cioffi       Vice President, Human Resources (since June, 1990);
                       Corporate Director Human Resources (prior thereto)
                         46

Ralph R. Coccaro       Vice President, Professional Marketing (since
                       October, 1994);  Director of Marketing, ABBA Pure &
                       Natural Products (since August, 1993); Senior Vice
                       President, Business Development, Sebastian
                       International Inc. (since January, 1993); Vice
                       President, Sales and Marketing (since January,
                       1991); General Manager of Berner Company (prior
                       thereto)   44

John Denis             Vice President, Consumer Toiletries Sales and
                       Marketing (for more than past five years)   47

Ronald T. Diamond      Senior Vice President, Consumer Appliances and
                       Consumer Toiletries (for more than past five
                       years)   43

John T. Errett         Vice President, Strategic Services (for more than
                       past five years)   64

Maryellen Flynn        Vice President, Creative Services (since April,
                       1993); Consultant, Shiseido International Co.
                       (since May, 1992); Co-Creative Director, GEM
                       Division of Grey Advertising Co. (prior thereto)
                         55

Stuart D. Fox          Vice President, Sales, Consumer Appliances (since
                       January 1995); Vice President, Sales, Hamilton
                       Beech   Proctor Silex, Inc. (prior thereto)   52

Barry Haber            Senior Vice President, Consumer Electronics
                       and Cuisinarts (since June, 1990); Senior Vice
                       President and General Manager, Consumer
                       Electronics (prior thereto)   44

Barbara Hodges-        Vice President, QC and R&D - Rantoul (for more
 Leinhart              than past five years)   49

Kevin R. Hudak         Senior Group Controller (since January, 1994);
                       Divisional Controller (since June, 1990); Special
                       Assistant to the President (prior thereto)   41





(b)  Executive Officers (Other than Directors) (contd.)

                                   Principal Occupations During the
                                Past Five Years, Other Directorships,
Name                                         and Age

John B. Kilroy         Vice President, Treasurer (since December, 1993);
                       Treasurer (since August, 1990); Director of
                       Corporate Finance, Betz Laboratories, Inc. (prior
                       thereto)   52

Francis Lindsey        Vice President, Consumer Appliance Marketing, (for
                       more than past five years)   45

Richard A. Margulies   Vice President, Legal (since August, 1990);
                       Corporate Counsel (prior thereto)   48

Eugene Marotta         Senior Vice President, Professional Division (for
                       more than past five years)   42

John J. Mayorek        Senior Vice President, Administration (for more
                       than past five years)  47

Jaime M. Morozowski    Vice President, Consumer Toiletries, Marketing (for
                       more than past five years)   43

Jules Nachtigal        Vice President,Consumer Toiletries, Research and
                       Development (for more than past five years)   56

Thomas Perko           Vice President, Consumer Electronics, Sales (since
                       January, 1993); National Sales Manager, Consumer
                       Electronics (since November, 1990); Regional Sales
                       Manager, Consumer Electronics (prior thereto)   46

James A. Porcelli      Vice President, Corporate Controller (since
                       December, 1994); Corporate Controller (prior
                       thereto)   39

Denis Rizzuto          Vice President, Private Label Liquids (since
                       December,1992); Director Sales/Marketing
                       Private Label (prior thereto)   31

John A. Rusk           Vice President, Purchasing and Planning (for more
                       than past five years)   51

Kenneth Russo          Vice President, Professional, Sales (since
                       September, 1994); Director of Marketing,
                       Professional (prior thereto)  40

Ludwig Salce           Vice President, Perm Development (since February,
                       1993); Director Perm Technology, Zotos
                       International, Inc. (prior thereto)   61

Anthony P. Solomita    Vice President, Consumer Electronics, Marketing
                       (since December, 1994); Director of Marketing,
                       Consumer Electronics (since January, 1993);
                       Marketing Manager, Consumer Electronics (prior
                       thereto)   33


     (b)  Executive Officers (Other than Directors) (contd.)


                                   Principal Occupations During the
                                Past Five Years, Other Directorships,
Name                                         and Age


Jack W. Wilson II      Vice President, Cuisinarts Sales (since October,
                       1992); National Sales Manager, Cuisinarts (since
                       November, 1990); Regional Sales Manager, Consumer
                       Electronics (prior thereto)   41

Patrick P. Yannotta    Senior Vice President, Finance (since December,
                       1993); Vice President, Finance (prior thereto)   58













































Item 11:  Executive Compensation

The following tabulation shows the cash compensation for services in all capacities paid by the Company in respect of the calendar years ended December 31, 1992, 1993 and 1994 to each of the five most highly compensated executive officers of the Company whose aggregate cash compensation exceeded $100,000.

The information included in this table represents amounts applicable only to the portion of the year in which such person actually served.

                                                                     All Other
                                                                      Annual
                       Principal                  Salary    Bonus   Compensation
       Name            Position            Year     $         $        $   (1)

Leandro P. Rizzuto    Chairman and         1994 1,000,000               51,200
                      President            1993 1,750,000   300,000     53,400
                                           1992 1,750,000               56,300

Ronald T. Diamond     Senior Vice          1994   446,000   200,000     17,300
                      President,           1993   398,000   150,000     20,200
                      Consumer Appliances  1992   356,000   100,000     24,300
                      and Consumer
                      Toiletries

Barry Haber           Senior Vice          1994   356,000   150,000     20,600
                      President,           1993   316,000   125,000     23,600
                      Consumer Electronics 1992   280,700   100,000     25,700
                      and Cuisinart

John J. Mayorek       Senior Vice          1994   275,600   108,800     14,900
                      President,           1993   250,600    35,000     18,800
                      Administration       1992   228,600    25,000     22,000

Richard A. Margulies  Vice President,      1994   259,800    65,000     18,900
                      Legal and Assistant  1993   229,800    60,000     22,500
                      Secretary            1992   204,800    50,000     31,100

(1) Includes amounts paid or reimbursed by the Company to purchase life and disability insurance under its Executive Life and Disability Insurance Program which benefits officers of the Company, amounts paid by the Company for medical reimbursement under the Company's Executive Medical Reimbursement Plan which benefits officers and amounts set aside for these individuals under the Company's Profit Sharing Plan and Employee Stock Ownership Plan. (The Company's Employee Stock Ownership Plan was merged into the Profit Sharing Plan, effective December 31, 1994.)

The Board of Directors currently maintains an Executive Committee, an Audit Committee and a Compensation Committee. Messrs. Lomenzo and Sommer are members of the Executive Committee, Messrs. Braun, Lomenzo and Sommer are members of the Audit Committee and Messrs. Margulies and Rizzuto are members of the Compensation Committee. Mr. Rizzuto is President of the Company. Directors receive $3,000 for each meeting of the Board of Directors and $1,000 for each Executive, Audit and Compensation Committee meeting attended. Directors who are also officers, as well as directors who are also consultants or legal advisors to the Company, receive no additional compensation for services rendered as a director. All directors hold office until the next meeting of the stockholders of the Company and until their successors are elected and qualified. Approval of the Company's independent directors will be required in connection with transactions between the Company and related parties.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

All of the Company's outstanding shares of common stock are beneficially owned by Leandro P. Rizzuto, whose business address is 1 Cummings Point Road, Stamford, Connecticut 06904.

(b)  Security Ownership of Management

See (a) above.

Item 13:  Certain Relationships and Related Transactions

Conair Corporation and Leandro P. Rizzuto are parties to an employment agreement, dated June 20, 1985, for a term through June 30, 1996, subject to automatic renewals of successive one year periods, pursuant to which the Company employs Mr. Rizzuto as Chairman and President of the Company at a base annual salary and incentive compensation to be determined annually by the Board of Directors. Mr. Rizzuto's base salary and incentive compensation will be subject to upward adjustments at the discretion of the Board of Directors.

In 1986, the Company leased its Stamford, Connecticut executive office facility from Leandro P. Rizzuto. In 1993, such lease was at a cost of $2,622,500 under a net lease requiring the Company to pay all taxes, charges and expenses. The rental was determined by an independent appraisal. On March 15, 1994, the Company acquired this facility from Leandro P. Rizzuto for $20,000,000. The purchase price was based on an independent appraisal. A ten-year unsecured loan in the amount of $20,000,000 was obtained by the Company to finance this acquisition. The interest rate on this loan is 7%. The Company leased back to Mr. Rizzuto a portion of the facility for a period of ninety-nine years subject to the Company's option, for a period of ten years, to buy back the lease rights. The option price for the Company to repurchase the lease rights is $4,000,000 for the first five years, escalating to $6,400,000 over the remaining five years. The initial option price was determined based on an independent appraisal. On February 28, 1995, the Company exercised this option and the closing is scheduled for March 31, 1995.

The Company occasionally charters a jet that is beneficially owned by Leandro P. Rizzuto. In 1992, 1993 and 1994, the Company paid $376,200, $350,100 and $323,200, respectively, to Mr. Rizzuto as charter payments. These payments approximate amounts charged by Mr. Rizzuto to unaffiliated parties.

On October 20, 1992, the Company received $10,000,000 upon the issuance to Leandro P. Rizzuto of a $10,000,000 par value 10% Subordinated Promissory Note due April 27, 2003. Interest is payable semi-annually on June 15 and December 15. The principal balance is due at maturity. These notes are subordinated to the Series A Senior Fixed Rate Notes, The Series B Senior Rate Reset Notes and certain bank credit facilities of the Company. In 1993, the Company prepaid $4,000,000 of this loan at par.

On July 1, 1994, the Company purchased from Leandro P. Rizzuto his 50% interest in Rusk, Inc. at his cost of $575,000. Rusk, Inc. is a marketer of upscale, professional-only hair care products.

In 1992, 1993 and 1994, the Company paid $69,000 each year to Melvin L. Braun for consulting fees. Mr. Braun is a Director of the Company.

In 1992, 1993 and 1994, the Company paid $75,000 each year to John P. Lomenzo for legal fees. Mr. Lomenzo is a Director of the Company.

Maurice Lucas, an officer and director of the Company, is an officer and principal stockholder of L&R Distributors, Inc., an independent New York based distributor of hair care and personal care products. In 1992, 1993 and 1994, L&R Distributors, Inc. purchased products from the Company in the amounts of $1,701,000, $1,401,000 and $1,668,000, respectively. The prices charged to L&R Distributors, Inc. were consistent with the amounts charged by the Company to other independent distributors.

In 1992, 1993 and 1994, the Company paid approximately $54,000, $43,000 and $43,000, respectively, to the law firm of Margulies & Margulies, P.C. for legal fees. Walter Margulies, a director of the Company, and Richard
A. Margulies, a vice president of the Company, are partners in this law firm. Richard Margulies now works full time for the Company.

































                                  PART IV
                    Conair Corporation and Subsidiaries

Item 14: Exhibits, Financial Statements, Schedules and Reports on Form 8 K

(a)  1.  Financial Statements

         See Part II Item 8.

     2.  Financial Statement Schedule                         Page No.

         Schedule II   Valuation and qualifying accounts         41

         All other schedules are omitted from this report because they are inapplicable, not required under Regulation S X, or the required information is included in the consolidated financial statements and notes thereto.

     3.  Exhibits

         The following exhibits are filed with this Form 10 K or incorporated herein by reference to the document set forth herein by reference to the document set forth next to the exhibit in the list below:

         (3) (a)   Articles of Incorporation and By-Laws incorporated by
         reference to Exhibit 3.1 and 3.2 of the Company's Registration Statement No. 2-45310.

         (3) (b)   Amendments to Company's Articles of Incorporation dated
         May 20, 1976, May 20, 1983 and August 19, 1983 filed with the Secretary of the State of Delaware incorporated by reference to the Company's Form 10 K for the period ended December 31, 1984.

         (3) (c)   Amendments to Company's Articles of Incorporation dated
         September 10, 1985, August 6, 1986 and August 25, 1988 filed with the Secretary of the State of Delaware incorporated by reference to the Company's Form 10 K for the period ended December 31, 1993.

         (3) (d)   Amendment to Company's Articles of Incorporation dated
         October 13, 1992 filed with the Secretary of the State of Delaware incorporated by reference to the Company's Form 10 K for the period ended December 31, 1992.

         (3) (e)   Amendment to Company's Articles of Incorporation dated
         December 17, 1993 filed with the Secretary of the State of Delaware incorporated by reference to the Company's Form 10 K for the period ended December 31, 1993.











     3.  Exhibits (contd.)

         (3) (f)   Material Contracts

             (1) Employment Agreement with Leandro P. Rizzuto, incorporated by reference to Exhibit No. 10 to the
                   Exhibit Volume filed with Amendment No. 2 to Conair Acquisition Corporation's Registration Statement Form S 1 No. 2-97868.

             (2) Credit Agreement dated October 20, 1992 between the Company and certain of its banks providing the Company with a $20,000,000 Revolving Credit loan as described in the Notes to Consolidated Financial Statements, Note 8 (H); and a $50,000,000 short-term trade finance line facility, as more fully set forth in the Credit Agreement incorporated by reference to the Company's Form 10 K for the period ended December 31, 1992.

             (3) Note Agreement dated October 20, 1992 between the Prudential Insurance Company of America and the Company whereby the Company received $50,000,000 upon issuance to Prudential of Notes as more fully described in the Notes to Consolidated Financial Statement, Notes 8 (E) & (F) and incorporated by reference to the Company's Form 10 K for the period ended December 31, 1992.

             (4) Note Purchase Agreement dated October 20, 1992 between the Company and Leandro P. Rizzuto whereby the Company received $10,000,000 upon issuance to Rizzuto of a $10,000,000 ten percent Subordinated Promissory Note due April 27, 2003, incorporated by reference to the Company's Form 10 K for the period ended December 31, 1992.

             (5) English translation of original French language Stock Purchase Agreement dated January 22, 1995 between the Company and Jean-Pierre Feldblum. Incorporated by reference to exhibits to the Company's current report on Form 8 K (File No. 1-8919).

             (6) English translation of original French language Stock Purchase Agreement dated January 22, 1995 between the Company and Financiere de l'Europe Occidentale. Incorporated by reference to exhibits to the Company's current report on Form 8 K (File No. 1-8919).

             (7) English translation of original French language amendment to Stock Purchase Agreement dated
                   February 18, 1995 between the Company and Financiere de l'Europe Occidentale dated January 22, 1995.
                   Incorporated by reference to exhibits to the Company's current report on Form 8 K (File No. 1-8919).







             (8) Amended and Restated Credit Agreement by and among the Company, Continental Conair Ltd., the Company's wholly-owned Hong Kong subsidiary and the banks' signators thereto dated October 1, 1994. Incorporated by reference to exhibits to the Company's current report on Form 8 K (File No. 1-8919).

             (9) First Amendment to the Amended and Restated Credit Agreement dated February 17, 1995. Incorporated by reference to exhibits to the Company's current report on Form 8 K (File No. 1-8919).

            (10) Contract of Sale between Leandro P. Rizzuto and the Company dated March 14, 1994. Incorporated by reference to exhibits to the Company's Registration Statement Form S 1 filed on March 27, 1995 (File No. 33-90648).

            (11) Lease between the Company and Leandro P. Rizzuto dated March 14, 1994. Incorporated by reference to exhibits to the Company's Registration Statement Form S 1 filed on March 27, 1995 (File No. 33-90648).

            (12) Conair Corporation Employees and Directors Stock Plan. Incorporated by reference to exhibits to the Company's Registration Statement Form S 1 filed on March 27, 1995 (File No. 33-90648).

         (3) (g)   Subsidiaries of the Registrant

     Affiliate                                           Percentage Owned

     Conair Consumer Products, Inc. (a Canadian Corporation)     100%
     Continental Conair Limited (a Hong Kong Corporation)        100%
     Conair Costa Rica, S.A. (a Costa Rica Corporation)          100%
     Conair UK, Ltd. (a British Corporation)                     100%
     Babyliss, S.A. (a French Corporation)                       100%
     Cristal Gesellschaft fur Beteiligungen und                  100%
      Finanzierungen, S.A. (a Swiss Company)
     Cuisinart-Sanyei Co., Ltd. (a Japanese Corporation)          50%
     Continental Products, S.A. (a French Corporation)            50%
     Rusk, Inc. (a California Corporation)                        50%
     HERC Consumer Products, LLC (an Illinois Limited             50%
      Liability Company)

         (3) (h)   Financial data schedule annexed hereto as Exhibit 3(h).

(b)  Reports on Form 8 K

     The Company has not filed any reports on Form 8 K during the last quarter of 1994.

(c)  Exhibits required by Item 601 of Regulation S K

     See Item 14(a) 3 above.

(d) Financial Statement Schedules required by Regulation S X which are excluded from the 1994 Annual Report

     See Item 14(a) 2 above.


                           CONAIR CORPORATION AND SUBSIDIARIES
                    Schedule II   Valuation and Qualifying Accounts

               Column A              Column B                Column C

                                                             Additions
                                                       (1)             (2)

                                                   Charged to      Charged to
                                      Balance    profit and loss  other accounts
              Description          at beginning     or income        describe

      Year Ended December 31, 1992

       Allowance for doubtful
        accounts                    $ 1,375,000    $   425,000    $

       Accrued sales returns        $ 6,167,000    $13,663,000    $


      Year Ended December 31, 1993

       Allowance for doubtful
        accounts                    $ 1,370,000    $   727,000    $

       Accrued sales returns        $ 5,559,000    $12,132,000    $


      Year Ended December 31, 1994

       Allowance for doubtful
        accounts                    $ 1,337,000    $   427,000    $

       Accrued sales returns        $ 5,951,000    $20,175,000    $





                           CONAIR CORPORATION AND SUBSIDIARIES
                    Schedule II   Valuation and Qualifying Accounts

               Column A                  Column D          Column E

                                        Deductions
                                           from
                                         reserves
              Description                 describe      Balance at end

      Year Ended December 31, 1992

       Allowance for doubtful
        accounts                       $   430,000 (A)    $ 1,370,000

       Accrued sales returns           $14,271,000        $ 5,559,000 (B)


      Year Ended December 31, 1993

       Allowance for doubtful
        accounts                       $   760,000 (A)    $ 1,337,000

       Accrued sales returns           $11,740,000        $ 5,951,000 (B)


      Year Ended December 31, 1994

       Allowance for doubtful
        accounts                       $   306,000 (A)    $ 1,458,000

       Accrued sales returns           $17,382,000        $ 8,744,000 (B)

       (A) Accounts considered uncollectible and charged against reserve - net recoveries and allowance for doubtful accounts of discontinued operations.

       (B)  Deducted from accounts receivable.




                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Conair Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CONAIR CORPORATION


                                              /s/  Leandro P. Rizzuto
                                              By:  Leandro P. Rizzuto
                                                   Chairman of the Board
                                                   and President


                                              /s/  Patrick P. Yannotta
                                              By:  Patrick P. Yannotta
                                                   Sr. Vice President Finance


                                              /s/  James A. Porcelli
                                              By:  James A. Porcelli
                                                   Vice President
DATE:  March 29, 1995                              Corporate Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                     Date


/s/  Melvin Braun                                      March 29, 1995
     Melvin Braun                Director


/s/  John P. Lomenzo                                   March 29, 1995
     John P. Lomenzo             Director


/s/  Maurice Lucas                                     March 29, 1995
     Maurice Lucas        Executive Vice President
                          and Director

/s/  Walter Margulies                                  March 29, 1995
     Walter Margulies            Director


/s/  Dave Sommer                                       March 29, 1995
     Dave Sommer                 Director


/s/  Uzi Zucker                                        March 29, 1995
     Uzi Zucker                  Directo