Form 10-Q
period 1995-03-31
CONAIR CORP/DE/NEW
filed 1995-05-15
CIK 769208

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.



Form 10Q







QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934





	For the Quarter Ended  March 31, 1995										Commission File
1-8919






      CONAIR CORPORATION
                							(Exact name of registrant as specified on
its charter)





	                         Delaware
      			                             11-1950030

	(State of other jurisdiction of Incorporation
                     	     (I.R.S. Identification Number)

	 or organization)





	150 Milford Road, East Windsor, NJ
                     08520                       		(Address of
principal executive offices)
(Zip Code)





	Registrant's telephone number including area code:
               (609)  426-1300







Not Applicable




			          Former name, former address and former fiscal year,
if changed

since last year



	Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of

	the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant 		was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.





Yes     X         No







					Common Stock				 		$100.00 par value



					Authorized Shares					 	  5,000



					Issued and Outstanding Shares

					as of April 28, 1995						  2,814























CONAIR CORPORATION AND SUBSIDIARIES



INDEX



		PART  I       FINANCIAL INFORMATION





		       Item 1:  Financial Statements



                		       Condensed Consolidated Balance Sheets

			            March 31, 1994 (Unaudited),

		                          December 31, 1994 and March 31,

			            1995 (Unaudited)									-1-



			       Condensed Consolidated Statements of Operations

				    Three months ended March 31, 1994

				    and 1995 (Unaudited)								-2-



			       Condensed Consolidated Statements of Cash Flows

				    Three months ended March 31, 1994

				    and 1995 (Unaudited)								-3-



			       Notes to Condensed Consolidated
Financial														    Statements (Unaudited)					  			-4-





	                    Item 2:   Management's Discussion and
Analysis														           of Financial Condition and
Results

			           of Operations										-6-







		PART II        OTHER INFORMATION



		       Item 6:   Exhibits and Reports on Form 8-K						-9-















































CONAIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share information)



						ASSETS

							 		 	     3/31/94		       12/31/94	  	      		3/31/95

CURRENT ASSETS					 	  		  (Unaudited)                   Note
      	   (Unaudited)

	Cash, including cash equivalents of $3,687,

	$17,176 and $4,575, respectively				      $  4,546		      $
23,702	      	       $    8,421

	Accounts receivable, net							62,845			    80,616
81,548		Inventories (Note 2)							      105,788			  104,220
             141,206

	Prepaid expenses									  1,298			      1,610
  2,571

	Deferred income taxes							  	  2,885		    	      2,040
            2,406

								   		      177,362			  212,188	                236,152



PROPERTY, PLANT AND EQUIPMENT, Net		       64,669			    66,992
               76,223



INVESTMENT AND OTHER ASSETS

	Investments in affiliated companies				      	 1,026
464                             304

	Excess of cost over net assets of

	acquired companies    					             	       73,196
70,575	                  96,573

	Deferred expenses and other assets 				       13,693
12,485    	                  13,242

										       87,915	        	    83,524
110,119									             	   $329,946			$362,704
$422,494



LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

	Accounts payable and other current liabilities	 	  $ 48,107			$
50,649			$  71,502

	Income taxes    								       4,079		    	      8,611
5,568

	Current portion of long-term debt	           		       3,625
   6,275			      7,406

	Notes payable - Banks	 						              - 			             -

		      5,412

 								 		     55,811			    65,535			    89,888

OTHER LIABILITIES

	Long-term debt								   101,115			  100,405			  133,052

	Deferred income taxes							     19,860			    21,310
21,858

					             				   120,975			  121,715			  154,910

STOCKHOLDERS' EQUITY

	 Convertible preferred stock,

	  $1.00 par value:

				     Authorized 10,000 shares

	        Issued and outstanding - 5,000 shares			      5
  5  			           5

	 Common stock, $100.00 par value;

	  Authorized - 5,000 shares;
Issued and outstanding - 2,814 			      	       	  281
281			     		281

	Reduction for ESOP loan guarantee	          		     (5,000)
        -	                               -

	Additional paid-in capital	      					      7,633
7,633		           7,633

	Cumulative translation adjustments      			  	  130
(18)	                      653

	Retained earnings 							   150,111		         167,553
         169,124

	 									   153,160		         175,454		       177,696

							 	               $329,946		       $362,704
$422,494



NOTE: The balance sheet at December 31, 1994, has been taken from the audited financial statements

	     at that date.













See notes to the condensed consolidated financial statements.

















CONAIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 1994 and 1995

(in thousands)

(unaudited)



											 	 	 1994 			1995



			NET SALES							     $95,575		  $113,826



			COST AND EXPENSES:

			  Cost of goods sold						 63,761		      75,367
Selling, general and administrative			 27,401		      32,735

									        		      			        91,162		    108,102



			INCOME FROM OPERATIONS		     	   4,413                 5,724



			INTEREST:

			   Interest expense							  1,598		       2,323
 Interest income								             (51)	 	        (124)


											   	          1,547     	       2,199



			INCOME BEFORE INCOME TAXES		  2,866	              3,525

						   Income tax provision						  1,263
1,579

			NET INCOME						       $1,603                $1,946



















































See notes to the condensed consolidated financial statements.





CONAIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)



												 	Three months ended March 31,

														1994		     1995



	CASH FLOW FROM OPERATING ACTIVITIES:

	  Net income					 	     					       $1,603		   $	1,946
Adjustments to reconcile net income to net cash

	  used in operating activities:

	     Depreciation												 1,655			1,916
Amortization of goodwill									    633		  	   663
Amortization of deferred expenses and other assets				    616
 655				    	     Deferred income taxes										    349
379		      			     Tax benefit on dividends paid to ESOP
  44			       -

	     Other, net												    116		          147					  Changes
in operating assets and liabilities, net of acquisition:

	     Accounts receivable									       		  7,399		     12,716

	     Inventories											     (20,372)		   (21,224)

	     Prepaid expenses			 								    455		        (153)

	     Accounts payable and other current liabilities
7,093		       3,413

	     Income taxes											       (2,677)	            (4,256)

													       (3,086)	            (3,798)



	CASH FLOWS FROM INVESTING ACTIVITIES:

   	    Additions to property, plant and equipment
(21,639)		   ( 4,155)

	    Cost of acquisition, net of cash acquired
- -		  (34,315)														          	           (21,639)
 (38,470)
CASH FLOW FROM FINANCING ACTIVITIES:

	    Increase in short-term debt									       -		        765

            Increase in long-term debt
20,000		   27,000

	    Reduction of long-term debt								      (6,460)
  (589)

	    Dividends declared								  		         (125)		       (375)

	 												     13,415		    26,801



 	EFFECT OF EXCHANGE RATE CHANGES ON CASH		               -
   186



	DECREASE IN CASH AND CASH EQUIVALENTS		   	   (11,310)
(15,281)



	CASH AND CASH EQUIVALENTS,

	   January 1,											    15,856		   23,702



	CASH AND CASH EQUIVALENTS,

	   March 31,											  $  4,546           	 $  8,421



	SUPPLEMENTAL DISCLOSURE OF CASH FLOW

	 INFORMATION:

	  Cash paid during the quarter for:

	    Interest											  $  1,417	        $  2,125



	    Income taxes											  $  3,547	    	 $ 4,985

	 Acquisition of a business:

	   Fair value of assets acquired								 $	     -			$39,277


	   Cash Paid											 $         -	        	$34,315
 Liabilities assumed										 $         -               $
4,962





See notes to the condensed consolidated financial statements.





CONAIR CORPORATION AND SUBSIDIARIES

			NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

											(Unaudited)





1.  FINANCIAL STATEMENTS



The accompanying financial information is submitted in response
to the requirements of Form 10Q and 	does not purport to be
financial statements prepared in accordance with generally accepted accounting principles, as they do not include all disclosures which might be associated with such financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal
recurring accruals,	necessary for a fair statement of the
results for the interim periods presented.









2.  INVENTORIES



Inventories are summarized as follows:





										March 31,	   December 31,		March 31,

										    1994                    1994      		     1995



		Components and raw materials	     $   12,676		    $  12,728
        $  16,117

		Finished goods					  93,112		        91,492	 	        125,089



									     $ 105,788		    $104,220
$141,206







3.  ACQUISITION



On February 18, 1995, the Company acquired 100% of the share capital of Babyliss S.A. ("Babyliss") for approximately $38,000,000 which purchase price is subject to a maximum downward adjustment of approximately $4,000,000 based on the terms of the agreement. Babyliss is a manufacturer and marketer of personal care appliance products principally in France, the United Kingdom, Germany, Belgium, the Netherlands and Spain. Through its distributors, Babyliss products are also marketed in Scandinavia and several non-European markets including North America, Africa and East Asia. In connection with this
acquisition, the Company increased its bank 	revolving credit
line by $37,500,000.  This additional debt has mandatory
principal repayments of $5,000,000 	on December 15, 1996;
$7,500,000 on December 15, 1997; $10,000,000 on each of December
15, 1998 and December 15, 1999 and $5,000,000 on March 15, 2000.
The interest rate on this facility is variable and is	subject to
change based on the leverage and operating performance of the
Company.  Approximately,	$5,200,000 of additional costs are
expected to be incurred relating to the acquisition of Babyliss
which	includes the buyout of minority interest shareholders of
several subsidiaries of Babyliss.



This acquisition will be accounted for by the purchase method of
accounting.  The excess of the purchase 	price over the
estimated fair value of the net assets acquired of approximately
$25,700,000 will be amortized	on a straight line basis over 30
years.  The purchase price allocation is based on preliminary
estimates of the	fair value of the net assets acquired and is
subject to adjustment as additional information becomes available.

























4.  PROPERTY, PLANT AND EQUIPMENT



On February 28, 1995, the Company exercised its option to
purchase the portion of its Stamford, Connecticut 	executive
office facility leased to Leandro P. Rizzuto.  The Company
intends to pay the option price of 	$4,000,000 with $1,012,000
in cash and $2,988,000 through the sale to Mr. Rizzuto of its
facility in Phoenix, 	Arizona.  The selling price of the
Phoenix, Arizona facility is based on an independent appraisal.
The	Company will lease the Phoenix, Arizona facility from Mr.
Rizzuto until the construction of its new facility in 	Glendale,
Arizona is completed. The monthly lease payments are based on an independent appraisal. This transaction was completed on May 11, 1995.













































































































CONAIR CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS







	     RESULTS OF OPERATIONS





	      The following table summarizes net sales of each of the
Company's product groups for the three months 		      ended
March 31, 1994 and 1995.



												Three Months Ended March 31,

													1994			     1995

			Product Group							   	 (in thousands)



		Personal Care Appliances		 				   $36,769			 $  51,877

		Consumer Electronics							     24,305			     25,194

		CUISINART Products							     11,782		  	     13,726

		Toiletries and Professional Salon Products		     22,719
23,029



										 		   $95,575			 $113,826







	     The following table sets forth for the three months ended
March 31, 1994 and 1995 certain consolidated		     statements of
operations data expressed as a percentage of net sales:



											  	Three Months Ended March 31,

													1994			       1995



		Net sales										100.0%				100.0%

		Cost of goods sold







	       SALES





Net sales for the quarter ended March 31, 1995 increased by
19.1% to $113,826,000 from $95,575,000 in the comparable period of 1994. The Company's personal care appliance products
accounted for approximately 83% 	of this increase.   Foreign
sales increased approximately 157% principally due to the
inclusion of sales of Babyliss 	and REVLON products which were
not sold in the first quarter of 1994. Domestic personal care
appliance sales	increased approximately 25% primarily due to
sales of  CONAIR brand hot air curling irons which were not	sold
in the first quarter of 1994 and increased sales of  private label hair dryers.  Sales of consumer electronics increased
approximately 4% in the first quarter of 1995.   Sales of
Southwestern Bell FREEDOM PHONE 	products increased
approximately 10% primarily due to increased unit sales of
existing products. Sales of other consumer electronics products decreased by approximately 3% primarily due to lower average
selling prices 	on corded phones which was partially offset by
higher unit sales of cordless phones.  Sales of
CUISINART	products increased approximately 16% in the first
quarter of 1995 primarily due to increased sales of
cookware.	Sales of toiletries and professional salon products
were essentially unchanged in the first quarter of 1995	compared
to the first quarter of 1994.

























CONAIR CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS







	       GROSS MARGINS





Gross margins increased as a percentage of net sales to 33.8% in
the quarter ended March 31, 1995 	from 33.3% for the comparable
period in 1994.  This increase was primarily due to changes in
the mix of the 	products sold by the Company, specifically a 41%
increase in the sales of personal care appliance products 	which
have relatively higher gross profit margins, compared to a 5%
increase in sales of all of the Company's	other products.
Higher gross margins on sales of CUISINART products also
contributed to the improvement	in gross margins.





SELLING, GENERAL AND ADMINISTRATIVE



Selling, general and administrative expenses remained
essentially unchanged as a percentage of sales at	28.8% for the
quarter ended March 31, 1995 compared to 28.7% for the
comparable period in the prior	year, but increased by 19.5% to
$32,735,000 in the quarter ended March 31, 1995 from $27,401,000
in the	first quarter of 1994.  The increase of $5,334,000 was
primarily due to selling, general and administrative 	expenses
of Babyliss, which were not included in expenses for the first
quarter of 1994, increases in variable 	expenses to support the
increase in sales of other products and increases in advertising and promotional expenses.



INTEREST



The Company's interest expense of $2,323,000 in the quarter
ended March 31, 1995 increased from	$1,598,000	in the first
quarter of 1994. The increase of $725,000 was primarily due to an increase in the Company's long-term debt primarily to finance the purchase of its executive office facility and the acquisition of Babyliss.



INCOME TAXES



The Company's effective income tax rate remained essentially
unchanged at 44.8% in the quarter ended	March 31, 1995 as
compared to 44.1% in the corresponding 1994 quarter.

























































CONAIR CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS







	LIQUIDITY AND CAPITAL RESOURCES



	At March 31, 1995, the Company's working capital was
$146,264,000 and its current ratio was 2.6 to 1. 		The Company's
cash balance was $8,421,000 and long-term debt was $133,052,000 at March 31, 1995.



	Capital expenditures during 1994 and anticipated capital
expenditures during 1995 are higher than in previous		years
because of certain real estate acquisitions and improvements.
Capital expenditures were $29,546,000 		in 1994, $20,000,000 of
which represents the purchase price of the Company's executive
office facility in		Stamford, Connecticut. Net capital
expenditures for 1995 are anticipated to be approximately
$17,000,000, of which 		approximately $7,000,000 is for the
completion of the Company's warehouse and distribution facility
in Glendale, 		Arizona and $1,012,000 is for the exercise of the
Company's option to purchase lease rights in its executive
office 		facility in Stamford, Connecticut from Leandro P.
Rizzuto, which took place on May 11, 1995 as noted in Note 4

	to the condensed consolidated statements.



	Historically, approximately 60% of the Company's sales and 70%
of its operating profit are achieved in the		second half of the
year.  The Company relies on short-term bank debt to finance its
seasonal operating needs		which result in a build-up of
receivables and inventory during the first nine months of each
year with a substantial 		reduction in receivables, inventories
and bank credit during the fourth quarter.  As of March 31,
1995, the 		Company had short-term lines of credit aggregating
$81,500,000, which do not include an additional $25,000,000

	available for the period May 15 to November  30 to finance its
seasonal business needs.  In addition, the Company 		had a
long-term revolving credit line of  $58,500,000, of which
$20,500,000 was unutilized at March 31, 1995. 		This revolving
credit line includes an increase, in connection with the
Babyliss acquisition, of  $37,500,000. 		This additional debt
has mandatory principal repayments of $5,000,000 on December 15,
1996, $7,500,000		on December 15, 1997, $10,000,000 on each of
December 15, 1998 and December 15, 1999 and  $5,000,000 on

	March 15, 2000.  The interest rate on this facility is variable
and is subject to change based on the leverage 		and operating
performance of the Company.



	As a result of the Company's acquisition of  Babyliss, the
Company has developed a hedging program designed to 		hedge firm
purchase commitments of goods and services denominated in foreign currencies.



	Effects of Inflation



	The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant

	impact on the Company's results of operation.















































CONAIR CORPORATION AND SUBSIDIARIES

PART II  -  OTHER INFORMATION









	Item 6:   Exhibits and Reports on Form 8-K



	(b) On March 6, 1995 the Company filed Form 8K in connection with its acquisition of Babyliss.





































































































CONAIR CORPORATION AND SUBSIDIARIES



SIGNATURE









	Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this 			report to be signed
on its behalf by the undersigned thereunto duly authorized.





												CONAIR CORPORATION

														(Registrant)














				       	        (Date)						 			By:  Leandro P. Rizzuto

											 	        Chairman of the Board

											  		 and President










		   		        (Date)							      		By:  Patrick P. Yannotta

								 		       	       		 Sr. Vice President Finance












					       (Date)						   			By:  James A. Porcelli

													 Vice President

										            	  	 Corporate Controller