Form 10-Q/A
period 1995-03-31
CONAIR CORP/DE/NEW
filed 1995-05-26
CIK 769208

NOTE: THIS 10Q/A IS BEING FILED DUE TO THE ILLEGIBILITY OF THE
 ORIGINAL 10Q AND ALL DATA AND INFORMATION ARE IDENTICAL TO THE
 ORIGINAL FILING.



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





















                      CONAIR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands except share information)


                           						ASSETS
                  							 		 	               3/31/94    	12/31/94    3/31/95
 CURRENT ASSETS      					 	  		            (Unaudited)   Note    (Unaudited)
  	Cash, including cash equivalents of
   $3,687,	$17,176 and $4,575, respectively $  4,546     $23,702	   $  8,421
  	Accounts receivable, net            							62,845	     80,616      81,548
 		Inventories (Note 2)		         					      105,788			  104,220     141,206
  	Prepaid expenses                 									  1,298       1,610       2,571
  	Deferred income taxes 	          						  	  2,885	      2,040 	     2,406
     								   		                           177,362			  212,188     236,152

 PROPERTY, PLANT AND EQUIPMENT, Net		         64,669 	    66,992      76,223

 INVESTMENT AND OTHER ASSETS
  	Investments in affiliated companies	      	 1,026         464         304
  	Excess of cost over net assets of
  	acquired companies                 	       73,196      70,575      96,573
  	Deferred expenses and other assets		       13,693      12,485      13,242
                             										       87,915 	    83,524     110,119
                  									             	   $329,946 			$362,704    $422,494

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  	Accounts payable and other current
   liabilities	                          	  $ 48,107 			$50,649			  $ 71,502
  	Income taxes                 								       4,079	     8,611        5,568
  	Current portion of long-term debt  		       3,625 			  6,275 	      7,406
  	Notes payable - Banks	 	     					              -          -      	 5,412
                          								 		         55,811	    65,535       89,888
 OTHER LIABILITIES
	  Long-term debt                 								   101,115		  100,405 			  133,052
  	Deferred income taxes				         		 	     19,860	    21,310       21,858
                    					             				   120,975		  121,715 			  154,910
 STOCKHOLDERS' EQUITY
   Convertible preferred stock,
	  $1.00 par value:
     Authorized 10,000 shares
      Issued and outstanding - 5,000 shares			     5         5     		     5
   Common stock, $100.00 par value;
	  Authorized - 5,000 shares;
    Issued and outstanding - 2,814    	       	  281       281			     		281
  	Reduction for ESOP loan guarantee	         (5,000)        -            -
  	Additional paid-in capital	      					      7,633     7,633		      7,633
  	Cumulative translation adjustments    			  	  130 		    (18)         653
   Retained earnings 	              						   150,111	  167,553      169,124
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





                          CONAIR CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                       (unaudited)

                                   												 	Three months ended March 31,
                                         														1994		     1995

	CASH FLOW FROM OPERATING ACTIVITIES:
	  Net income                 					 	     					       $1,603		   $	1,946
   Adjustments to reconcile net income to net cash
	  used in operating activities:
	  Depreciation                           											  1,655    			1,916
   Amortization of goodwill									                     633 		  	   663
   Amortization of deferred expenses and other assets    616         655
   Deferred income taxes                  										     349         379
   Tax benefit on dividends paid to ESOP                 44			        -
   Other, net				                           								     116		       147
		 Changes in operating assets and liabilities,
   net of acquisition:
    Accounts receivable		            							       		  7,399	     12,716
    Inventories					                      						     (20,372)	   (21,224)
    Prepaid expenses			                      								    455        (153)
    Accounts payable and other current liabilities     7,093		     3,413
    Income taxes 				              							            (2,677)     (4,256)
  													                                       (3,086)	    (3,798)

	CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment 		      (21,639)	   ( 4,155)
  Cost of acquisition, net of cash acquired                - 		  (34,315)
                 														          	           (21,639)    (38,470)
 CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in short-term debt	             	 							       -	        765
  Increase in long-term debt                          20,000 		   27,000
  Reduction of long-term debt 	          							      (6,460)	      (589)
  Dividends declared               								  		         (125)       (375)
                                   	 												     13,415		    26,801

	EFFECT OF EXCHANGE RATE CHANGES ON CASH 		                -         186

	DECREASE IN CASH AND CASH EQUIVALENTS 	     	   	   (11,310)    (15,281)

	CASH AND CASH EQUIVALENTS,
  January 1,	 	                          									    15,856 		   23,702

	CASH AND CASH EQUIVALENTS,
	 March 31, 	 				                           						  $  4,54  	 $  8,421

	SUPPLEMENTAL DISCLOSURE OF CASH FLOW
	INFORMATION:
  Cash paid during the quarter for:
   Interest	                            										  $  1,417    $  2,125

   Income taxes		                        									  $  3,547	 	 $  4,985

  Acquisition of a business:
   Fair value of assets acquired 		          						 $	     -  			$39,277
   Cash Paid                            											 $      -    	$34,315
 	 Liabilities assumed        									           	 $      -     $ 4,962



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



 3.ACQUISITION

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




 The following table sets forth for the three months ended March 31, 1994 and 1995 certain consolidated statements of operations data expressed as a percentage of net sales:

                                              Three Months Ended March 31,
                                       													1994			       1995

    Net sales                            										100.0%		    		100.0%
  		Cost of goods sold                              66.7          66.2
    Gross profit                                    33.3          33.8
    Selling, general and administrative             28.7          28.8
    Operating income                                 4.6           5.0
    Interest expense                                 1.7           2.0
    Interest income                                 ( .1)         ( .1)
    Income before income taxes                       3.0           3.1
    Income tax provision                             1.3           1.4
    Net income                                       1.7           1.7


 SALES

 Net sales for the quarter ended March 31, 1995 increased by 19.1% to $113,826,000 from $95,575,000 in the comparable period of 1994. The
 Company's personal care appliance products accounted for approximately
 83%	of this increase. Foreign sales increased approximately 157% principally due to the inclusion of sales of Babyliss and REVLON products which were not sold in the first quarter of 1994. Domestic personal care appliance
 sales	increased approximately 25% primarily due to sales of CONAIR brand hot air curling irons which were not sold in the first quarter of
 1994 and increased sales of private label hair dryers.  Sales of consumer electronics increased approximately 4% in the first quarter
 of 1995.   Sales of Southwestern Bell FREEDOM PHONE	products increased
 approximately 10% primarily due to increased unit sales of existing products. Sales of other consumer electronics products decreased by approximately 3% primarily due to lower average selling prices on corded phones which was partially offset by higher unit sales of
 cordless phones.  Sales of CUISINART	products increased approximately
 16% in the first quarter of 1995 primarily due to increased sales of
 cookware.	Sales of toiletries and professional salon products were
 essentially unchanged in the first quarter of 1995	compared to the
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

























































                     CONAIR CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES


 At March 31, 1995, the Company's working capital was
 $146,264,000 and its current ratio was 2.6 to 1. 		The Company's
 cash balance was $8,421,000 and long-term debt was $133,052,000 at March 31, 1995.



 Capital expenditures during 1994 and anticipated capital
 expenditures during 1995 are higher than in previous	years
 because of certain real estate acquisitions and improvements. Capital expenditures were $29,546,000 in 1994, $20,000,000 of which represents the purchase price of the Company's executive
 office facility in	Stamford, Connecticut. Net capital
 expenditures for 1995 are anticipated to be approximately
 $17,000,000, of which	approximately $7,000,000 is for the
 completion of the Company's warehouse and distribution facility
 in Glendale,	Arizona and $1,012,000 is for the exercise of the
 Company's option to purchase lease rights in its executive
 office	facility in Stamford, Connecticut from Leandro P.Rizzuto,
 which took place on May 11, 1995 as noted in Note 4 to the condensed consolidated statements.



 Historically, approximately 60% of the Company's sales and 70%
 of its operating profit are achieved in the	second half of the
 year.  The Company relies on short-term bank debt to finance its
 seasonal operating needs	which result in a build-up of
 receivables and inventory during the first nine months of each
 year with a substantial	reduction in receivables, inventories
 and bank credit during the fourth quarter.  As of March 31,
 1995, the	Company had short-term lines of credit aggregating
 $81,500,000, which do not include an additional $25,000,000 available for the period May 15 to November  30 to finance its
 seasonal business needs.  In addition, the Company	had a
 long-term revolving credit line of $58,500,000, of which
 $20,500,000 was unutilized at March 31, 1995.		This revolving
 credit line includes an increase, in connection with the
 Babyliss acquisition, of $37,500,000. 		This additional debt
 has mandatory principal repayments of $5,000,000 on December 15,
 1996, $7,500,000	on December 15, 1997, $10,000,000 on each of
 December 15, 1998 and December 15, 1999 and  $5,000,000 on
 March 15, 2000.  The interest rate on this facility is variable
 and is subject to change based on the leverage		and operating
 performance of the Company.


 As a result of the Company's acquisition of Babyliss, the
 Company has developed a hedging program designed to	hedge firm
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